Form 10-Q
period 2021-08-31
Minerva Gold Inc.
filed 2021-09-30
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-255403

MINERVA GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	1000	98-1588963
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Minerva Gold Inc.

12/1 Kunayev str, IA 17

Nur-Sultan, 010000, Kazakhstan

(725) 225-1800

(Address and telephone number of registrant’s executive office)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐      NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐      No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 29, 2021
Common Stock, $0.001	5,000,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MINERVA GOLD INC. BALANCE SHEETS
	AUGUST 31, 2021	FEBRUARY 28, 2021
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$3,660	$5,000
Total current assets	3,660	5,000

Other non-current assets	633	-
Total non-current assets	633	-
TOTAL ASSETS	$4,293	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$6,496	$988
Total current liabilities	6,496	988
Total Liabilities	6,496	988

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Additional Paid-In-Capital	-	-
Accumulated Deficit	(7,203)	(988)
Total Stockholders’ equity (deficit)	$(2,203)	$4,012
Total Liabilities and Stockholders’ Equity (Deficit)	$4,293	$5,000

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED AUGUST 31, 2021	SIX MONTHS ENDED AUGUST 31, 2021
Revenue	$-	$-

OPERATING EXPENSES
Cost of sales	-	-
General and administrative expenses	3,682	6,215
Total Operation expenses	(3,682)	(6,215)
Income (Loss) before provision for income taxes	(3,682)	(6,215)

Provision for income taxes	-	-

Net income (loss)	$(3,682)	$(6,215)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2021) to AUGUST 31, 2021

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In- Capital	Deficit accumulated	Total
Balance at February 24, 2021, Inception	-	$-	$-	$-	$-
Shares issued at $0.001 for the period from Inception (February 24, 2021) to February 28, 2021	5,000,000	5,000	-	-	5,000
Net loss for the period from Inception (February 24, 2021 to February 28, 2021	-	-	-	(988)	(988)
Balances as of February 28, 2021	5,000,000	5,000	-	(988)	4,012
Net loss for the period	-	-	-	(6,215)	(6,215)
Balances as of August 31, 2021	5,000,000	$5,000	-	$(7,203)	$(2,203)

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

SIX MONTHS ENDED AUGUST 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,215)
Depreciation expense	57
Net cash provided by Operating activities	(6,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Non-current Assets	(690)
Net cash used in investing activities	(690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Proceeds of loan from shareholder	5,508
Net cash provided by Financing activities	5,508
Increase (decrease) in cash and equivalents	(1,340)
Cash and equivalents at beginning of the period	5,000
Cash and equivalents at end of the period	$3,660
Supplemental cash flow information:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AUGUST 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

MINERVA GOLD INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 24, 2021 with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company’s fiscal year-end is February 28. Minerva Gold Inc. is a junior mineral exploration company engaged in the identification, acquisition and exploration of precious metals in Kazakhstan.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to August 31, 2021 of $7,203. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2021, the company has $3,660 in the escrow account.

Stock-Based Compensation

As of August 31, 2021, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Depreciation Policy

The assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use.

Subsequent expenditure related to an item of the assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $58 as depreciation expense for the period ended August 31, 2021.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and Kazakhstan. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On February 25, 2021, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

As of August 31, 2021, the Company had 5,000,000 shares issued and outstanding for total proceeds of $5,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 24, 2021 (Inception) through August 31, 2021, the Company’s sole officer and director loaned the Company $6,496 to pay for incorporation costs and general and administrative expenses. As of August 31, 2021, the amount outstanding was $6,496. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2021 to September 29, 2021 (date the financial statements were issued) and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

We were incorporated on February 24, 2021 in the State of Nevada. We are a start-up company which is in the mineral property exploration business. We started operating activities, which include the incorporation of our company, the initial equity funding by our sole officer and director, developing our business plan, engaging in market research and the execution of consulting contract with a geologist. As a result of this agreement, we have located first potential mineral property. On August 3, 2021, Minerva Gold Inc. signed a Mineral Property Option Agreement with GLOBMINE Limited Liability Partnership that holds (i) the License No.824 for the exploration of the Kairakty 1 Central site, which is an integral part of the Kairakty Mineragenic Zone. Site is located in the Khromtau and Mugalzhar districts, Aktobe region, West Kazakhstan. The area is 15,6 km2; and (ii) the License No. 877 for the exploration of the Kairakty 1 North-East site, which is an integral part of the Kairakty Mineragenic Zone. Site is also located in the Khromtau district, Aktobe region, West Kazakhstan.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

As of August 31, 2021, our total assets were $4,293 compared to $5,000 in total assets at February 28, 2021. As of August 31, 2021, our total liabilities were $6,496 compared to $988 in total liabilities at February 28, 2021.

Stockholders’ equity was deficit $2,203 as of August 31, 2021 compared to $4,012 in Stockholders’ Equity as of February 28, 2021.

Three months ended August 31, 2021

During three-month period ended August 31, 2021 we have not generated any revenue. During the three months ended August 31, 2021, we incurred expenses of $3,682. Our net loss for the three months ended August 31, 2021 was $3,682

Six months ended August 31, 2021

During six-month period ended August 31, 2021 we have not generated any revenue. During the six months ended August 31, 2021, we incurred expenses of $6,215. Our net loss for the six months ended August 31, 2021 was $6,215.

Cash Flows used by Operating Activities

For the six-month period ended August 31, 2021, net cash flows used in operating activities was $6,158.

Cash Flows used by Investing Activities

We used $690 in investing activities during the six-month period ended August 31, 2021.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2021, net cash flows from financing activities was $5,508 received from the related.

Effects of COVID-19

In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.

As the pandemic continues the global tourism may continue to decline, which will continue to affect our revenue and, as a result, could adversely affect our operating results and financial condition. The Dominican government lifted the State of Emergency and allowed the resumption of commercial aviation effective July 1, however, there are still limitations regarding public activities. Social distancing protocols have been established for a variety of activities and masks are required by law in public spaces.

During the quarter ended August 31, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors’ report accompanying our February 28, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended August 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA GOLD INC.

Dated: September 29, 2021	By:	/s/ Aftandil Aibekov
Aftandil Aibekov,
President and Chief Executive Officer and Chief Financial Officer

