Form 10-Q
period 2021-11-30
Minerva Gold Inc.
filed 2021-12-20
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

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

Minerva Gold Inc.

12/1 Kunayev str, IA 17

Nur-Sultan, 010000, Kazakhstan

(725) 225-1800

(Address and telephone number of registrant's executive office)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of December 20, 2021
Common Stock, $0.001	6,570,000

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	NOVEMBER 30, 2021 (UNAUDITED)	FEBRUARY 28, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$32,580	$5,000
Total current assets	32,580	5,000

Other non-current assets	575	-
Total non-current assets	575	-
TOTAL ASSETS	$33,155	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$888	$-
Loans from related parties	7,819	988
Total current liabilities	8,707	988
Total Liabilities	8,707	988

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 and 5,000,000 shares issued and outstanding as of November 30, 2021, and February 28, 2021 respectively	6,570	5,000
Additional Paid-In-Capital	29,830	-
Accumulated loss	(11,952)	(988)
Total Stockholders' equity	$24,448	$4,012
Total Liabilities and Stockholders' Equity	$33,155	$5,000

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2021	NINE MONTHS ENDED NOVEMBER 30, 2021
Revenue	$-	$-

OPERATING EXPENSES
Cost of sales	-	-
General and administrative expenses	4,749	10,964
Total Operation expenses	(4,749)	(10,964)
Income (Loss) before provision for income taxes	(4,749)	(10,964)

Provision for income taxes	-	-

Net income (loss)	$(4,749)	$(10,964)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,915,329	5,302,890

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2021) to NOVEMBER 30, 2021

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In- Capital	Accumulated Loss	Total
Balance at February 24, 2021, Inception	-	$-	$-	$-	$-
Shares issued at $0.001 for the period from Inception (February 24, 2021) to February 28, 2021	5,000,000	5,000	-	-	5,000
Net loss for the period from Inception (February 24, 2021 to February 28, 2021	-	-	-	(988)	(988)
Balances as of February 28, 2021	5,000,000	5,000	-	(988)	4,012
Shares issued at $0.02	1,570,000	1,570	29,830		31,400
Net loss for the period	-	-	-	(10,964)	(10,964)
Balances as of November 30, 2021	6,570,000	$6,570	29,830	$(11,952)	$24,448

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

NINE MONTHS ENDED NOVEMBER 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,964)
Accounts payable	888
Depreciation expense	115
Net cash (used in)/provided by Operating activities	(9,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Non-current Assets	(690)
Net cash used in investing activities	(690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	31,400
Proceeds of loan from shareholder	6,831
Net cash provided by Financing activities	38,231
Increase (decrease) in cash and equivalents	27,580
Cash and equivalents at beginning of the period	5,000
Cash and equivalents at end of the period	$32,580
Supplemental cash flow information:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

MINERVA GOLD INC. (the "Company") is a corporation established under the corporation laws in the State of Nevada on February 24, 2021 with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's fiscal year-end is February 28. Minerva Gold Inc. is a junior mineral exploration company engaged in the identification, acquisition and exploration of precious metals in Kazakhstan.

NOTE 2 – GOING CONCERN

The Company's financial statements as of November 30, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to November 30, 2021 of $11,952. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2021, the company has $32,580 in the escrow account.

Stock-Based Compensation

As of November 30, 2021, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2021.

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

Earnings per Share

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $58 as depreciation expense for the period ended November 30, 2021 and in total $115 till period ended November 30, 2021.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and Kazakhstan. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a "Public Health Emergency of International Concern," and on March 11, 2020, the World Health Organization characterized the outbreak as a "pandemic". The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4– CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On February 25, 2021, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

In September and October 2021, the Company issued 1,570,000 shares of its common stock at $0.02 per share for total proceeds of $31,400.

As of November 30, 2021, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 24, 2021 (Inception) through November 30, 2021, the Company's sole officer and director loaned the Company $7,819 to pay for incorporation costs and general and administrative expenses. As of November 30, 2021, the amount outstanding was $7,819. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2021 to December 10, 2021 (date the financial statements were issued) and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

As of November 30, 2021, our total assets were $33,155 compared to $5,000 in total assets at February 28, 2021. As of November 30, 2021, our total liabilities were $8,707 compared to $988 in total liabilities at February 28, 2021.

Stockholders' equity was $24,448 as of November 30, 2021 compared to $4,012 as of February 28, 2021.

Three months ended November 30, 2021

During three-month period ended November 30, 2021 we have not generated any revenue. During the three months ended November 30, 2021, we incurred expenses of $4,749. Our net loss for the three months ended November 30, 2021 was $4,749.

Nine months ended November 30, 2021

During nine-month period ended November 30, 2021 we have not generated any revenue. During the nine months ended November 30, 2021, we incurred expenses of $10,964. Our net loss for the nine months ended November 30, 2021 was $10,964.

Cash Flows used by Operating Activities

For the nine-month period ended November 30, 2021, net cash flows used in operating activities was $9,961.

Cash Flows used by Investing Activities

We used $690 in investing activities during the nine-month period ended November 30, 2021.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2021, net cash flows from financing activities was $38,231 received from the related party and proceeds from sale of common stock.

Effects of COVID-19

In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to "shelter-in-place".

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

During the quarter ended November 30, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our February 28, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA GOLD INC.

Dated: December 20, 2021	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

