Form 10-K
period 2022-02-28
Minerva Gold Inc.
filed 2022-05-31
CIK 1854816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-255403

MINERVA GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	1000	98-1588963
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Minerva Gold Inc.

12/1 Kunayev str, IA 17

Nur-Sultan, 010000, Kazakhstan

(Address of principal executive offices and zip code)

(725) 225-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

Large accelerated filer	☐	Non-accelerated Filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐     NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐     NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2022, the registrant had 6,570,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2022.

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean MINERVA GOLD INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 31, 2022, the 6,570,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

As of February 28, 2022, we had deficit of $16,723. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended February 28, 2022 compared to the Period from Inception (February 24, 2021) to February 28, 2021

Operating Expenses

During the year ended February 28, 2022, we incurred total expenses and professional fees of $15,735 compared to $988 for the period from inception (February 24, 2021) to February 28, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended February 28, 2022 was $15,735 compared to $988 for the period from inception (February 24, 2021) to February 28, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2022 our total assets were $28,650 compared to $5,000 in total assets at February 28, 2021. As at February 28, 2022, our current liabilities were $8,973 compared to $988 as of February 28, 2021.

Stockholders’ equity was $19,677 as of February 28, 2022 compared to $4,012 as of February 28, 2021.

4 | Page

Cash Flows from Operating Activities

For the year ended February 28, 2022, net cash flows used in operating activities was $15,563 consisting of net loss of $15,735 and depreciation expense of $172. For the period from inception (February 24, 2021) to February 28, 2021, net cash flows used in operating activities was $988 consisting entirely of net loss of $988.

Cash Flows from Investing Activities

Cash flows used in investing activities during the year ended February 28, 2022 were $690.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended February 28, 2022 were $39,385, consisting of loan from shareholder of $7,985 and proceeds from issuance of common shares of $31,400 compared to $5,988 for the period from inception (February 24, 2021) to February 28, 2021, consisting of loan from shareholder of $988 and proceeds from issuance of common shares of $5,000.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

5 | Page

 Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of February 28, 2022 and February 28, 2021	F-2
Statements of Operations for the year ended February 28, 2022 and for the period from inception (February 24, 2021) to February 28, 2021	F-3
Statement of Changes in Stockholders’ Equity for the year ended February 28, 2022 for the period from inception (February 24, 2021) to February 28, 2021	F-4
Statements of Cash Flows for the year ended February 28, 2022 and for the period from inception (February 24, 2021) to February 28, 2021	F-5
Notes to the Financial Statements	F-6 -F-9

6 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Minerva Gold Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minerva Gold Inc. (“the Company”) as of February 28, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended February 28, 2022 and the period from February 24, 2021 (inception) to February 28, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021 and the results of its operations and its cash flows for the year ended February 28, 2022 and the period from February 24, 2021 (inception) to February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the has not yet established an ongoing source of revenue sufficient to cover its operating costs. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2022. Spokane, Washington PCAOB ID# 05525
May 31, 2022

MINERVA GOLD INC. BALANCE SHEETS

	FEBRUARY 28, 2022 (AUDITED)	FEBRUARY 28, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$28,132	$5,000
Total current assets	28,132	5,000

Other non-current assets	518	-
Total non-current assets	518	-
TOTAL ASSETS	$28,650	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	8,973	988
Total current liabilities	8,973	988
Total Liabilities	8,973	988

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 and 5,000,000 shares issued and outstanding as of February 28, 2022, and February 28, 2021 respectively	6,570	5,000
Additional Paid-In-Capital	29,830	-
Accumulated Deficit	(16,723)	(988)
Total Stockholders’ equity (deficit)	$19,677	$4,012
Total Liabilities and Stockholders’ Equity (Deficit)	$28,650	$5,000

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	YEAR ENDED FEBRUARY 28, 2022	FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2021) TO FEBRUARY 28, 2021
Revenue	$-	$-

OPERATING EXPENSES
Cost of sales	-	-
General and administrative expenses	15,735	988
Total Operation expenses	(15,735)	(988)
Income (Loss) before provision for income taxes	(15,735)	(988)

Provision for income taxes	-	-

Net income (loss)	$(15,735)	$(988)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,599,986	4,000,000

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2021) to FEBRUARY 28, 2022

(AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at February 24, 2021, Inception	-	$-	$-	$-	$-
Shares issued at $0.001 for the period from Inception (February 24, 2021) to February 28, 2021	5,000,000	5,000	-	-	5,000
Net loss for the period from Inception (February 24, 2021 to February 28, 2021	-	-	-	(988)	(988)
Balances as of February 28, 2021	5,000,000	5,000	-	(988)	4,012
Shares issued at $0.02	1,570,000	1,570	29,830		31,400
Net loss for the period	-	-	-	(15,735)	(15,735)
Balances as of February 28, 2022	6,570,000	$6,570	29,830	$(16,723)	$19,677

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	YEAR ENDED FEBRUARY 28, 2022	FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2021) TO FEBRUARY 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,735)	$(988)
Depreciation expense	172	-
Net cash provided by Operating activities	(15,563)	(988)

CASH FLOWS FROM INVESTING ACTIVITIES
Non-current Assets	(690)	-
Net cash used in investing activities	(690)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	31,400	5,000
Proceeds of loan from shareholder	7,985	988
Net cash provided by Financing activities	39,385	5,988
Increase (decrease) in cash and equivalents	23,132	5,000
Cash and equivalents at beginning of the period	5,000	-
Cash and equivalents at end of the period	$28,132	$5,000
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2022

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to February 28, 2022 of $16,723. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2022, the company has $28,132 in the escrow account.

Stock-Based Compensation

As of February 28, 2022, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2022.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company had $172 in depreciation expense for the period ended February 28, 2022.

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

As of February 28, 2022, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through February 28, 2022, the Company’s sole officer and director loaned the Company $8,973 to pay for incorporation costs and general and administrative expenses.  As of February 28, 2022, the amount outstanding was $8,973. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 -  INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended February 28, 2022 and 2021 the company’s effective tax rate is as follows:

	2022	2021
Tax benefit at U.S. statutory rate	$(3,511)	$(207)
Change in valuation allowance	3,511	207
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2022 and 2021 is as follows:

	2022	2021
Deferred tax assets:
Net operating loss	3,511	207
Valuation allowance	(3,511)	(207)
	$-	$-

The Company has approximately $16,723 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2022 to May 31, 2022 (date the financial statements were issued) and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Mr. Aibekov was selected as our Director. Mr. Aibekov is not considered to be an independent director of the Company; we presently have no independent directors.

7 | Page

The name, address, age and position of our officers and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Aftandil Aibekov	28	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Set forth below is a brief description of the background and business experience of our executive sole officer and director for the past five years.

AFTANDIL AIBEKOV

Mr. Aftandil Aibekov has served as President, Treasurer and our sole director since February 24, 2021. In 2016, he graduated from Kyrgyz State University of Geology, Mining and Natural Resources Development, Faculty of Geological Exploration. Since June 2016, Mr. Aibekov has been working as a geologist at Elstar Ltd, a private exploration company. Mr. Aibekov’s desire to found our company led to our conclusion that Mr. Aibekov should be serving as a member of our board of directors in light of our business and structure.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended February 28, 2022 and February 28, 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Aftandil Aibekov President, Secretary CEO, CFO And Director	February 24, 2021 to February 28, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 1, 2021 to February 28, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of February 28, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

8 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Aftandil Aibekov	5,000,000 shares of common stock (direct)	76.10%

The percentages below are based on 6,570,000 shares of our common stock issued and outstanding as of the date of this prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 25, 2021, we offered and sold 5,000,000 shares of common stock to Aftandil Aibekov, our sole officer and director, at a purchase price of $0.001 per share, for aggregate proceeds of $5,000.

During the period from February 24, 2021 (inception) to February 28, 2022, Mr. Aibekov loaned $8,973 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended February 28, 2022, we incurred approximately $3,430 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended February 28, 2021 and for the reviews of our financial statements for the quarters ended May 31, 2021, August 31, 2021 and November 30, 2021.

On April 12, 2022, we dismissed Zia Masood Kiani & Co. (“ZMK”) as our company’s independent principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by our board of directors. Our company does not have a standing Audit Committee. On April 12, 2022, we engaged FRUCI & ASSOCIATES II, PLLC as our new independent registered accounting firm with the approval of our board of directors. The auditors' fee for the audit of the balance sheets of the Company as of February 28, 2022 and 2021, and the related statements of operations, changes in stockholdersʼ equity (deficit), cash flows, and the related notes (collectively referred to as the financial statements) for the periods then ended are $6,500. On April 15, 2022, the Company paid $3,500 as a retainer fee for the current audit. Fruci & Associates II, PLLC were not paid for audit-related, tax, or other services.

9 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

10 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA GOLD INC.

Dated: May 31, 2022	By: /s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

11 | Page