Form 10-Q
period 2022-05-31
Minerva Gold Inc.
filed 2022-07-07
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2022

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 7, 2022
Common Stock, $0.001	6,570,000

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	MAY 31, 2022 (UNAUDITED)	FEBRUARY 28, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$24,602	$28,132
Total current assets	24,602	28,132

Other non-current assets	460	518
Total non-current assets	460	518
TOTAL ASSETS	$25,062	$28,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,500	$-
Loans from related parties	10,229	8,973
Total current liabilities	13,729	8,973
Total Liabilities	13,729	8,973

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 shares issued and outstanding as of May 31, 2022, and February 28, 2022 respectively	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(25,067)	(16,723)
Total Stockholders’ equity (deficit)	$11,333	$19,677
Total Liabilities and Stockholders’ Equity (Deficit)	$25,062	$28,650

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2022	THREE MONTHS ENDED MAY 31, 2021
Revenue	$-	$-

OPERATING EXPENSES
Cost of sales	-	-
General and administrative expenses	8,344	2,533
Total Operation expenses	(8,344)	(2,533)
Income (Loss) before provision for income taxes	(8,344)	(2,533)

Provision for income taxes	-	-

Net income (loss)	$(8,344)	$(2,533)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	5,000,000

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS PERIODS ENDED MAY 31, 2021 AND MAY 31, 2022

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of February 28, 2021	5,000,000	$5,000	$-	$(988)	$4,012
Net loss	-	-	-	(2,533)	(2,533)
Balances as of May 31, 2021	5,000,000	$5,000	$-	$(3,521)	$1,479

Balances as of February 28, 2022	6,570,000	$6,570	$29,830	$(16,723)	$19,677
Net loss	-	-	-	(8,344)	(8,344)
Balances as of May 31, 2022	6,570,000	$6,570	$29,830	$(25,067)	$11,333

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2022	THREE MONTHS ENDED MAY 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,344)	$(2,533)
Accounts payable	3,500	-
Depreciation expense	58	-
Net cash used by Operating activities	(4,786)	(2,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Non-current Assets	-	(690)
Net cash used in investing activities	-	(690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	1,256	2,713
Net cash provided by Financing activities	1,256	2,713
Increase (decrease) in cash and equivalents	(3,530)	(510)
Cash and equivalents at beginning of the period	28,132	5,000
Cash and equivalents at end of the period	$24,602	$4,490
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	-$ -

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS ENDED MAY 31, 2022

NOTE 1 - ORGANIZATION AND BUSINESS

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of May 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to May 31, 2022 of $25,067. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2022, the company has $24,602 in the escrow account.

Stock-Based Compensation

As of May 31, 2022, the Company has not issued any stock-based payments to its employees.

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

7 | page

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2022.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $58 as depreciation expense for the three-month period ended May 31, 2022.

8 | page

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

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On February 25, 2021, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

In September and October 2021, the Company issued 1,570,000 shares of its common stock at $0.02 per share for total proceeds of $31,400.

As of May 31, 2022, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Since February 24, 2021 (Inception) through May 31, 2022, the Company’s sole officer and director loaned the Company $10,229 to pay for incorporation costs and general and administrative expenses. As of May 31, 2022, the amount outstanding was $10,229. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2022 to July 7, 2022 (date the financial statements were issued) and has determined that there are no items to disclose.

9 | page

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

As of May 31, 2022, our total assets were $25,062 compared to $28,650 in total assets at February 28, 2022. As of May 31, 2022, our total liabilities were $13,729 compared to $8,973 in total liabilities at February 28, 2022.

Stockholders’ equity was $11,333 as of May 31, 2022 compared to $19,677 as of February 28, 2022.

10 | page

Three months ended May 31, 2022 compared to three months ended May 31, 2021

During three months ended May 31, 2022, we incurred expenses of $8,344 compared to $2,533 during three months ended May 31, 2021. Our net loss for the three months ended May 31, 2022 was $8,344 compared to $2,533 during three months ended May 31, 2021. The net loss increased due to additional general and administrative expenses for the three months ended May 31, 2022.

Cash Flows used by Operating Activities

For the three-month period ended May 31, 2022, net cash flows used in operating activities was $4,786 comprised of net loss of $8,344, increase in accounts payable of $3,500 and depreciation expense of $58. For the three-month period ended May 31, 2021 net cash flows used in operating activities was $2,533 comprised of entirely of net loss.

Cash Flows used by Investing Activities

We used $690 in investing activities during the three-month period ended May 31, 2021 compared to $0 during the three-month period ended May 31, 2022. The Company purchased Computer during the three-month period ended May 31, 2021.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2022, net cash flows from financing activities was $1,256 received from proceeds from loan the related party compared to $2,713 for the three-month period ended May 31, 2021.

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

During the quarter ended May 31, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

11 | page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our February 28, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

12 | page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

13 | page

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

14 | page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA GOLD INC.

Dated: July 7, 2022	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | page