Form 10-Q
period 2022-08-31
Minerva Gold Inc.
filed 2022-10-04
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2022

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 3, 2022
Common Stock, $0.001	6,570,000

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC.

BALANCE SHEETS

	AUGUST 31, 2022 (UNAUDITED)	FEBRUARY 28, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$19,322	$28,132
Total current assets	19,322	28,132

Other non-current assets	403	518
Total non-current assets	403	518
TOTAL ASSETS	$19,725	$28,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$-
Loans from related parties	11,229	8,973
Total current liabilities	11,229	8,973
Total Liabilities	11,229	8,973

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 shares issued and outstanding as of August 31, 2022, and February 28, 2022 respectively	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(27,904)	(16,723)
Total Stockholders’ equity (deficit)	$8,496	$19,677
Total Liabilities and Stockholders’ Equity (Deficit)	$19,725	$28,650

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED AUGUST 31, 2022	THREE MONTHS ENDED AUGUST 31, 2021	SIX MONTHS ENDED AUGUST 31, 2022	SIX MONTHS ENDED AUGUST 31, 2021
Revenue	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative expenses	2,837	3,682	11,181	6,215
Total Operation expenses	(2,837)	(3,682)	(11,181)	(6,215)
Income (Loss) before provision for income taxes	(2,837)	(3,682)	(11,181)	(6,215)

Provision for income taxes	-	-	-	-

Net income (loss)	$(2,837)	$(3,682)	$(11,181)	$(6,215)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	5,000,000	6,570,000	5,000,000

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE SIX MONTHS PERIODS ENDED AUGUST 31, 2021 AND AUGUST 31, 2022

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of February 28, 2021	5,000,000	$5,000	$-	$(988)	$4,012
Net loss	-	-	-	(2,533)	(2,533)
Balances as of May 31, 2021	5,000,000	$5,000	$-	$(3,521)	$1,479
Net loss	-			(3,682)	(3,682)
Balances as of August 31, 2021	5,000,000	$5,000	$-	$(7,203)	$2,203

Balances as of February 28, 2022	6,570,000	$6,570	$29,830	$(16,723)	$19,677
Net loss	-	-	-	(8,344)	(8,344)
Balances as of May 31, 2022	6,570,000	$6,570	$29,830	$(25,067)	$11,333
Net loss	-	-	-	(2,837)	(2,837)
Balances as of August 31, 2022	6,570,000	$6,570	$29,830	$(27,904)	$8,496

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED AUGUST 31, 2022	SIX MONTHS ENDED AUGUST 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,181)	$(6,215)
Accounts payable	-	-
Depreciation expense	115	57
Net cash used by Operating activities	(11,066)	(6,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(690)
Net cash used in investing activities	-	(690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	2,256	5,508
Net cash provided by Financing activities	2,256	5,508
Increase (decrease) in cash and equivalents	(8,810)	(1,340)
Cash and equivalents at beginning of the period	28,132	5,000
Cash and equivalents at end of the period	$19,322	$3,660
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE SIX MONTHS ENDED AUGUST 31, 2022

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of August 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to August 31, 2022 of $27,904. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2022, the company has $19,322 in the escrow account.

Stock-Based Compensation

As of August 31, 2022, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $115 as depreciation expense for the six-month period ended August 31, 2022.

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

Since February 24, 2021 (Inception) through August 31, 2022, the Company’s sole officer and director loaned the Company $11,229 to pay for incorporation costs and general and administrative expenses. As of August 31, 2022, the amount outstanding was $11,229. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2022 to October 3, 2022 open for (date the financial statements were issued) and has determined that there are no items to disclose.

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

As of August 31, 2022, our total assets were $19,725 compared to $28,650 in total assets at February 28, 2022. As of August 31, 2022, our total liabilities were $11,229 compared to $8,973 in total liabilities at February 28, 2022.

Stockholders’ equity was $8,496 as of August 31, 2022 compared to $19,677 as of February 28, 2022.

10 | page

Three months ended August 31, 2022 compared to three months ended August 31, 2021

During three months ended August 31, 2022, we incurred expenses of $2,837 compared to $3,682 during three months ended August 31, 2021. Our net loss for the three months ended August 31, 2022 was $2,837 compared to $3,682 during three months ended August 31, 2021.

Six months ended August 31, 2022 compared to six months ended August 31, 2021

During six months ended August 31, 2022, we incurred expenses of $11,181 compared to $6,215 during six months ended August 31, 2021. Our net loss for the six months ended August 31, 2022 was $11,181 compared to $6,215 during six months ended August 31, 2021. The net loss increased due to additional general and administrative expenses for the six months ended August 31, 2022.

Cash Flows used by Operating Activities

For the six-month period ended August 31, 2022, net cash flows used in operating activities was $11,066 comprised of net loss of $11,181 and depreciation expense of $115. For the six-month period ended August 31, 2021 net cash flows used in operating activities was $6,158 comprised of net loss of $6,215 and depreciation expenses of $57.

Cash Flows used by Investing Activities

We used $690 in investing activities during the six-month period ended August 31, 2021 compared to $0 during the six-month period ended August 31, 2022. The Company purchased Computer during the six-month period ended August 31, 2021.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2022, net cash flows from financing activities was $2,256 received from proceeds from loan the related party compared to $5,508 for the six-month period ended August 31, 2021.

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

During the quarter ended August 31, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

GOING CONCERN

The independent registered public accounting firm auditors’ report accompanying our February 28, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended August 31, 2022.

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

MINERVA GOLD INC.

Dated: October 3, 2022	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | page