Form 10-Q
period 2022-11-30
Minerva Gold Inc.
filed 2022-12-30
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-255345

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 30, 2022
Common Stock, $0.001	6,570,000

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	NOVEMBER 30, 2022 (UNAUDITED)	FEBRUARY 28, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$17,072	$28,132
Total current assets	17,072	28,132

Other non-current assets	345	518
Total non-current assets	345	518
TOTAL ASSETS	$17,417	$28,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$-
Loans from related parties	11,729	8,973
Total current liabilities	11,729	8,973
Total Liabilities	11,729	8,973

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding as of November 30, 2022, and February 28, 2022 respectively	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(30,712)	(16,723)
Total Stockholders’ equity (deficit)	$5,688	$19,677
Total Liabilities and Stockholders’ Equity (Deficit)	$17,417	$28,650

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2022	THREE MONTHS ENDED NOVEMBER 30, 2021	NINE MONTHS ENDED NOVEMBER 30, 2022	NINE MONTHS ENDED NOVEMBER 30, 2021
Revenue	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative expenses	2,808	4,749	13,989	10,964
Total Operation expenses	(2,808)	(4,749)	(13,989)	(10,964)
Income (Loss) before provision for income taxes	(2,808)	(4,749)	(13,989)	(10,964)

Provision for income taxes	-	-	-	-

Net income (loss)	$(2,808)	$(4,749)	$(13,989)	$(10,964)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	5,915,329	6,570,000	5,302,890

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE NINE MONTHS PERIODS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2022

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In- Capital	Deficit accumulated		Total
Balances as of February 28, 2021	5,000,000	$5,000	$-	$(988)		$4,012
Net loss	-	-	-	(2,533)		(2,533)
Balances as of May 31, 2021	5,000,000	$5,000	$-	$(3,521	) )	$1,479
Net loss	-			(3,682)		(3,682)
Balances as of August 31, 2021	5,000,000	$5,000	$-	$(7,203)		$(2,203)
Shares issued at $0.02	1,570,000	1,570	29,830	-		31,400
Net loss	-			(4,749)		(4,749)
Balances as of November 30, 2021	5,000,000	$5,000	$-	$(11,952)		$24,448

Balances as of February 28, 2022	6,570,000	$6,570	$29,830	$(16,723)		$19,677
Net loss	-	-	-	(8,344)		(8,344)
Balances as of May 31, 2022	6,570,000	$6,570	$29,830	$(25,067)		$11,333
Net loss	-	-	-	(2,837)		(2,837)
Balances as of August 31, 2022	6,570,000	$6,570	$29,830	$(27,904)		$8,496
Net loss				(2,808)		(2,808)
Balances as of November 30, 2022	6,570,000	$6,570	$29,830	$(30,712)		$5,688

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED NOVEMBER 30, 2022	NINE MONTHS ENDED NOVEMBER 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,989)	$(10,964)
Accounts payable	-	888
Depreciation expense	173	115
Net cash used by Operating activities	(13,816)	(9,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(690)
Net cash used in investing activities	-	(690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	31,400
Proceeds of loan from shareholder	2,756	6,831
Net cash provided by Financing activities	2,756	38,231
Increase (decrease) in cash and equivalents	(11,060)	27,580
Cash and equivalents at beginning of the period	28,132	5,000
Cash and equivalents at end of the period	$17,072	$32,580
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2022

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of November 30, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to November 30, 2022 of $30,712. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2022, the company has $17,072 in the escrow account.

Stock-Based Compensation

As of November 30, 2022, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2022.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $173 as depreciation expense for the nine-month period ended November 30, 2022.

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

Since February 24, 2021 (Inception) through November 30, 2022, the Company’s sole officer and director loaned the Company $11,729 to pay for incorporation costs and general and administrative expenses. As of November 30, 2022, the amount outstanding was $11,729. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2022 to December 30, 2022 (date the financial statements were issued) and has determined that there are no items to disclose.

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

As of November 30, 2022, our total assets were $17,417 compared to $28,650 in total assets at February 28, 2022. As of November 30, 2022, our total liabilities were $11,729 compared to $8,973 in total liabilities at February 28, 2022.

Stockholders’ equity was $5,688 as of November 30, 2022 compared to $19,677 as of February 28, 2022.

10 | page

Three months ended November 30, 2022 compared to three months ended November 30, 2021

During three months ended November 30, 2022, we incurred expenses of $2,808 compared to $4,749 during three months ended November 30, 2021. Our net loss for the three months ended November 30, 2022 was $2,808 compared to $4,749 during three months ended November 30, 2021.

Nine months ended November 30, 2022 compared to nine months ended November 30, 2021

During nine months ended November 30, 2022, we incurred expenses of $13,989 compared to $10,964 during nine months ended November 30, 2021. Our net loss for the nine months ended November 30, 2022 was $13,989 compared to $10,964 during nine months ended November 30, 2021. The net loss increased due to additional general and administrative expenses for the nine months ended November 30, 2022.

Cash Flows used by Operating Activities

For the nine-month period ended November 30, 2022, net cash flows used in operating activities was $13,816 comprised of net loss of $13,989 and depreciation expense of $173. For the nine-month period ended November 30, 2021 net cash flows used in operating activities was $9,961 comprised of net loss of $10,964, accounts payable of $888 and depreciation expenses of $115.

Cash Flows used by Investing Activities

We used $690 in investing activities during the nine-month period ended November 30, 2021 compared to $0 during the nine-month period ended November 30, 2022. The Company purchased Computer during the nine-month period ended November 30, 2021.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2022, net cash flows from financing activities was $2,756 received from proceeds from loan the related party compared to $38,231 consisting of loan from a related party of $6,831 and proceeds from the issuance of common stock of $31,400 the nine-month period ended November 30, 2021.

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

During the quarter ended November 30, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2022.

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

MINERVA GOLD INC.

Dated: December 30, 2022	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | page