Form 10-K
period 2023-02-28
Minerva Gold Inc.
filed 2023-05-08
CIK 1854816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549he

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2023

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

As of May 8, 2023, the registrant had 6,570,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 31, 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 8, 2023, the 6,570,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

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

RESULTS OF OPERATION

As of February 28, 2023, we had deficit of $34,392. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended February 28, 2023 compared to year ended February 28, 2022

Operating Expenses

During the year ended February 28, 2023, we incurred total expenses and professional fees of $17,669 compared to $15,735 during the year ended February 28, 2022. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended February 28, 2023 was $17,669 compared to $15,735 for the year ended February 28, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2023 our total assets were $15,087 compared to $28,650 in total assets at February 28, 2022. As at February 28, 2023, our current liabilities were $13,079 compared to $8,973 as of February 28, 2022.

Stockholders’ equity was $2,008 as of February 28, 2023 compared to $19,677 as of February 28, 2022.

4 | Page

Cash Flows from Operating Activities

For the year ended February 28, 2023, net cash flows used in operating activities was $17,238 consisting of net loss of $17,669, accounts payable of $200 and depreciation expense of $231. For the year ended February 28, 2022, net cash flows used in operating activities was $15,563 consisting of net loss of $15,735 and depreciation expense of $172.

Cash Flows from Investing Activities

Cash flows used in investing activities during the year ended February 28, 2022 were $690 compared to $-0- during the year ended February 28, 2023.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended February 28, 2023 were $3,906, consisting entirely of loan from shareholder compared to $39,385 for the year ended February 28, 2022, consisting of loan from shareholder of $7,985 and proceeds from issuance of common shares of $31,400.

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

Item 8. Financial Statements and Supplementary Data

6 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Minerva Gold Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minerva Gold Inc. (“the Company”) as of February 28, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not had sufficient revenues. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Spokane, Washington

PCAOB ID# 05525

May 8, 2023

MINERVA GOLD INC. BALANCE SHEETS
	FEBRUARY 28, 2023 (AUDITED)	FEBRUARY 28, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$14,780	$28,132
Total current assets	14,780	28,132

Other non-current assets	287	518
Total non-current assets	287	518
TOTAL ASSETS	$15,087	$28,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$12,879	$8,973
Accounts Payable	200	-
Total current liabilities	13,079	8,973
Total Liabilities	13,079	8,973

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(34,392)	(16,723)
Total Stockholders’ equity (deficit)	2,008	19,677
Total Liabilities and Stockholders’ Equity (Deficit)	$15,087	$28,650

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	YEAR ENDED FEBRUARY 28, 2023	YEAR ENDED FEBRUARY 28, 2022
Revenue	$-	$-

OPERATING EXPENSES
General and administrative expenses	17,669	15,735
Total Operation expenses	(17,669)	(15,735)
Income (Loss) before provision for income taxes	(17,669)	(15,735)

Provision for income taxes	-	-

Net income (loss)	$(17,669)	$(15,735)

Income (loss) per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,570,000	5,599,986

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND 2023

(AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of February 28, 2021	5,000,000	$5,000	$-	$(988)	$4,012
Shares issued at $0.02	1,570,000	1,570	29,830	-	31,400
Net loss for the period	-	-	-	(15,735)	(15,735)
Balances as of February 28, 2022	6,570,000	$6,570	$29,830	$(16,723)	$19,677
Net loss for the period	-	-	-	(17,669)	(17,669)
Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	YEAR ENDED FEBRUARY 28, 2023	YEAR ENDED FEBRUARY 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,669)	$(15,735)
Depreciation expense	231	172
Changes in Accounts Payable	200	-
Net cash provided by Operating activities	(17,238)	(15,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Purchase of fixed assets	-	(690)
Net cash used in investing activities	-	(690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	31,400
Proceeds of loan from shareholder	3,906	7,985
Net cash provided by Financing activities	3,906	39,385
Increase (decrease) in cash and equivalents	(13,332)	23,132
Cash and equivalents at beginning of the period	28,132	5,000
Cash and equivalents at end of the period	$14,780	$28,132
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED FEBRUARY 28, 2023

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to February 28, 2023 of $34,392. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2023, the company has $14,780 in the escrow account.

Stock-Based Compensation

As of February 28, 2023, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2023.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company had $231 in depreciation expense for the period ended February 28, 2023 compared to $172 for the period ended February 28, 2022.

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

As of February 28, 2023, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through February 28, 2023, the Company’s sole officer and director loaned the Company $12,879 to pay for incorporation costs and general and administrative expenses.  As of February 28, 2023, the amount outstanding was $12,879. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 -  INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended February 28, 2023 and 2022 the company’s effective tax rate is as follows:

	2023	2022
Tax benefit at U.S. statutory rate	$(7,222)	$(3,511)
Change in valuation allowance	7,222	3,511

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2023 and 2022 is as follows:

	2023	2022
Deferred tax assets:
Net operating loss	7,222	3,511
Valuation allowance	(7,222)	(3,511)

The Company has approximately $34,392 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2043. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2023 to May 8, 2023 (date the financial statements were issued) and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year February 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

7 | Page

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

The name, address, age and position of our officers and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Aftandil Aibekov	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended February 28, 2023 and February 28, 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Aftandil Aibekov President, Secretary CEO, CFO And Director	March 1, 2021 to February 28, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 1, 2022 to February 28, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of February 28, 2023, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

8 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Aftandil Aibekov	5,000,000 shares of common stock (direct)	76.10%

The percentages below are based on 6,570,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 25, 2021, we offered and sold 5,000,000 shares of common stock to Aftandil Aibekov, our sole officer and director, at a purchase price of $0.001 per share, for aggregate proceeds of $5,000.

During the period from February 24, 2021 (inception) to February 28, 2023, Mr. Aibekov loaned $12,879 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended February 28, 2023, we incurred approximately $13,250 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended February 28, 2022 and for the reviews of our financial statements for the quarters ended May 31, 2022, August 31, 2022 and November 30, 2022.

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

MINERVA GOLD INC.

Dated: May 8, 2023	By:	/s/Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

11 | Page