Form 10-Q
period 2023-05-31
Minerva Gold Inc.
filed 2023-07-07
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-255230

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 6, 2023
Common Stock, $0.001	6,570,000

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	MAY 31, 2023 (UNAUDITED)	FEBRUARY 28, 2023 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$4,512	$14,780
Total current assets	4,512	14,780

Other non-current assets	230	287
Total non-current assets	230	287
TOTAL ASSETS	$4,742	$15,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,015	$200
Loans from related parties	13,312	12,879
Total current liabilities	14,327	13,079
Total Liabilities	14,327	13,079

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 shares issued and outstanding as of May 31, 2023, and February 28, 2023	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(45,985)	(34,392)
Total Stockholders’ equity (deficit)	$(9,585)	$2,008
Total Liabilities and Stockholders’ Equity (Deficit)	$4,742	$15,087

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2023	THREE MONTHS ENDED MAY 31, 2022
Revenue	$-	$-
OPERATING EXPENSES
General and administrative expenses	11,593	8,344
Total Operation expenses	(11,593)	(8,344)
Income (Loss) before provision for income taxes	(11,593)	(8,344)

Provision for income taxes	-	-

Net income (loss)	$(11,593)	$(8,344)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS PERIODS ENDED MAY 31, 2022 AND MAY 31, 2023

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2022	6,570,000	$6,570	$29,830	$(16,723)	$19,677
Net loss	-	-	-	(8,344)	(8,344)
Balances as of May 31, 2022	6,570,000	$6,570	$29,830	$(25,067)	$11,333

Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008
Net loss				(11,593)	(11,593)
Balances as of May 31, 2023	6,570,000	$6,570	$29,830	$(45,985)	$(9,585)

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2023	THREE MONTHS ENDED MAY 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,593)	$(8,344)
Changes in operating assets and liabilities:
Accounts payable	815	3,500
Depreciation expense	57	58
Net cash used by Operating activities	(10,721)	(4,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	433	1,256
Net cash provided by Financing activities	433	1,256
Increase (decrease) in cash and equivalents	(10,288)	(3,530)
Cash and equivalents at beginning of the period	14,800	28,132
Cash and equivalents at end of the period	$4,512	$24,602
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS ENDED MAY 31, 2023

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of May 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to May 31, 2023 of $45,985. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2023, the company has $4,512 in the escrow account.

Stock-Based Compensation

As of May 31, 2023, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2023.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $57 as depreciation expense for the three-month period ended May 31, 2023.

8 | page

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of May 31, 2023, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through May 31, 2023, the Company’s sole officer and director loaned the Company $13,312 to pay for incorporation costs and general and administrative expenses. As of May 31, 2023, the amount outstanding was $13,312. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On March 29, 2023, Minerva Gold Inc. signed a Mineral Property Option Agreement with Tuzashuu Ken Limited Liability Company that holds the License No.5862 MP for the exploration of the Arsy deposit. According to this Agreement, in order to keep the Option, the Company is obligated to make aggregate cash payments of $500,000 within 6 months of execution of the SPA, fund exploration and development work on the Property in 2024 totalling at least $300,000 and transfer to the Optioner not less than 30% (Thirty percent) of the Company’s shares by the end of the Option Period.

As of the date of this Quarterly Report, the Company does not have any material commitments other that discussed in the Mineral Property Option Agreement. As of May 31, 2023, the Company is not aware of any contingent liabilities, legal disputes, and other obligations that could impact the company's financial position and that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from May 31, 2023 to July 6, 2023 (date the financial statements were issued) and has determined that there are no items to disclose.

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

DESCRIPTION OF BUSINESS

We were incorporated on February 24, 2021 in the State of Nevada. We are a start-up company which is in the mineral property exploration business. We started operating activities, which include the incorporation of our company, the initial equity funding by our sole officer and director, developing our business plan, engaging in market research and the execution of consulting contract with a geologist. On March 29, 2023, Minerva Gold Inc. signed a Mineral Property Option Agreement with Tuzashuu Ken Limited Liability Company that holds the License No.5862 MP for the exploration of the Arsy deposit. Site is located in the Naryn region, Kochkor district, Kyrgyz Republic, and the area is 64 hectares.

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

As of May 31, 2023, our total assets were $4,742 compared to $15,087 in total assets at February 28, 2023. As of May 31, 2023, our total liabilities were $14,327 compared to $13,079 in total liabilities at February 28, 2023.

Stockholders’ deficit was $9,585 as of May 31, 2023 compared to stockholders’ equity of $2,008 as of February 28, 2023.

10 | page

Three months ended May 31, 2023 compared to three months ended May 31, 2022

During three months ended May 31, 2023, we incurred expenses of $11,593 compared to $8,344 during three months ended May 31, 2022. Our net loss for the three months ended May 31, 2023 was $11,593 compared to $8,344 during three months ended May 31, 2022.

Cash Flows used by Operating Activities

For the three-month period ended May 31, 2023, net cash flows used in operating activities was $10,721 comprised of net loss of $11,593, accounts payable of $815 and depreciation expense of $57. For the three-month period ended May 31, 2022 net cash flows used in operating activities was $4,786 comprised of net loss of $8,344, accounts payable of $3,500 and depreciation expenses of $58.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2023, net cash flows from financing activities was $433 received from proceeds from loan the related party compared to $1,256 for the three-month period ended May 31, 2022.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our February 28, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2023.

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

MINERVA GOLD INC.

Dated: July 6, 2023	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | page