Form 10-Q
period 2023-11-30
Minerva Gold Inc.
filed 2023-12-15
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 15, 2023
Common Stock, $0.001	6,570,000

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	NOVEMBER 30, 2023 (UNAUDITED)	FEBRUARY 28, 2023 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$0	$14,800
Total current assets	0	14,800

Other non-current assets	115	287
Total non-current assets	115	287
TOTAL ASSETS	$115	$15,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$300	$200
Loans from related parties	13,946	12,879
Total current liabilities	13,946	13,079
Total Liabilities	14,246	13,079

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(50,531)	(34,392)
Total Stockholders’ equity (deficit)	$(14,131)	$2,008
Total Liabilities and Stockholders’ Equity (Deficit)	$115	$15,087

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2023	THREE MONTHS ENDED NOVEMBER 30, 2022	NINE MONTHS ENDED NOVEMBER 30, 2023	NINE MONTHS ENDED NOVEMBER 30, 2022
Revenue	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative expenses	992	2,808	16,140	13,989
Total Operation expenses	(992)	(2,808)	(16,140)	(13,989)
Income (Loss) before provision for income taxes	(992)	(2,808)	(16,140)	(13,989)

Provision for income taxes	-	-	-	-

Net income (loss)	$(992)	$(2,808)	$(16,140)	$(13,989)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIODS ENDED NOVEMBER 30, 2022 AND NOVEMBER 30, 2023

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2022	6,570,000	$6,570	$29,830	$(16,723)	$19,677
Net loss	-	-	-	(8,344)	(8,344)
Balances as of May 31, 2022	6,570,000	$6,570	$29,830	$(25,067)	$11,333
Net loss	-	-	-	(2,837)	(2,837)
Balances as of August 31, 2022	6,570,000	$6,570	$29,830	$(27,904)	$8,496
Net loss	-	-	-	(2,808)	(2,808)
Balances as of November 30, 2022	6,570,000	$6,570	$29,830	$(30,712)	$5,688

Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008
Net loss	-	-	-	(11,593)	(11,593)
Balances as of May 31, 2023	6,570,000	$6,570	$29,830	$(45,985)	$(9,585)
Net loss	-	-	-	(3,555)	(3,555)
Balances as of August 31, 2023	6,570,000	$6,570	$29,830	$(49,540)	$(13,140)
Net loss	-	-	-	(992)	(992)
Balances as of November 30, 2023	6,570,000	$6,570	$29,830	$(50,531)	$(14,131)

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED NOVEMBER 30, 2023	NINE MONTHS ENDED NOVEMBER 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,140)	$(13,989)
Changes in operating assets and liabilities:
Accounts payable	100	-
Depreciation expense	173	173
Net cash used by Operating activities	(15,867)	(13,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	1,067	2,756
Net cash provided by Financing activities	1,067	2,756
Increase (decrease) in cash and equivalents	(14,800)	(11,060)
Cash and equivalents at beginning of the period	14,800	28,132
Cash and equivalents at end of the period	$0	$17,072
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2023

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of November 30, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to November 30, 2023 of $50,531. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of nine months or less to be cash equivalents. As of November 30, 2023, the company has $0 in the escrow account.

Stock-Based Compensation

As of November 30, 2023, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2023.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $115 as depreciation expense for the nine-month period ended November 30, 2023.

8 | page

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of November 30, 2023, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through November 30, 2023, the Company’s sole officer and director loaned the Company $13,946 to pay for incorporation costs and general and administrative expenses. As of November 30, 2023, the amount outstanding was $13,946. The loan is non-interest bearing, due upon demand and unsecured.

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

As of the date of this Quarterly Report, the Company does not have any material commitments other that discussed in the Mineral Property Option Agreement. As of November 30, 2023, the Company is not aware of any contingent liabilities, legal disputes, and other obligations that could impact the company's financial position and that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from November 30, 2023 to December 15, 2023 (date the financial statements were issued) and has determined that there are no items to disclose.

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

As of November 30, 2023, our total assets were $115 compared to $15,087 in total assets at February 28, 2023. As of November 30, 2023, our total liabilities were $14,246 compared to $13,079 in total liabilities at February 28, 2023.

Stockholders’ deficit was $14,131 as of November 30, 2023 compared to stockholders’ equity of $2,008 as of February 28, 2023.

10 | page

Three months ended November 30, 2023 compared to three months ended November 30, 2022

During three months ended November 30, 2023, we incurred expenses of $992 compared to $2,808 during three months ended November 30, 2022. Our net loss for the three months ended November 30, 2023 was $992 compared to $2,808 during three months ended November 30, 2022.

Nine months ended November 30, 2023 compared to nine months ended November 30, 2022

During nine months ended November 30, 2023, we incurred expenses of $16,140 compared to $13,989 during nine months ended November 30, 2022. Our net loss for the nine months ended November 30, 2023 was $16,140 compared to $13,989 during nine months ended November 30, 2022.

Cash Flows used by Operating Activities

For the nine-month period ended November 30, 2023, net cash flows used in operating activities was $15,867 comprised of net loss of $16,140, increase in accounts payable of $100 and depreciation expense of $173. For the nine-month period ended November 30, 2022 net cash flows used in operating activities was $13,816 comprised of net loss of $13,989 and depreciation expenses of $173.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2023, net cash flows from financing activities was $1,067 received from loan the related party compared to $2,756 for the nine-month period ended November 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2023.

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

MINERVA GOLD INC.

Dated: December 15, 2023	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | page