Form 10-K
period 2024-02-29
Minerva Gold Inc.
filed 2024-05-16
CIK 1854816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549he

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 29, 2024

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

As of May 15, 2024, the registrant had 6,570,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 15, 2024.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third party service providers. Our primary third party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2024.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 15, 2024, the 6,570,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

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

RESULTS OF OPERATION

As of February 29, 2024, we had deficit of $70,052. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended FEBRUARY 29, 2024 compared to year ended February 28, 2023

Operating Expenses

During the year ended February 29, 2024, we incurred total expenses and professional fees of $35,660 compared to $17,669 during the year ended February 28, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended February 29, 2024 was $35,660 compared to $17,669 for the year ended February 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2024 our total assets were $58 compared to $15,087 in total assets at February 28, 2023. As at February 29, 2024, our current liabilities were $33,710 compared to $13,079 as of February 28, 2023.

Stockholders’ deficit was $33,652 as of February 29, 2024 compared to  stockholders’ equity of $2,008 as of February 28, 2023.

4 | Page

Cash Flows from Operating Activities

For the year ended February 29, 2024, net cash flows used in operating activities was $35,631 consisting of net loss of $35,660, decrease in accounts payable of $200 and depreciation expense of $231. For the year ended February 28, 2023, net cash flows used in operating activities was $17,238 consisting of net loss of $17,669, accounts payable of $200 and depreciation expense of $231.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended February 29, 2024 were $20,831, consisting entirely of loan from shareholder compared to $3,906 for the year ended February 28, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

6 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Minerva Gold Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minerva Gold Inc. (“the Company”) as of February 29, 2024 and February 28, 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 29, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
May 15, 2024

MINERVA GOLD INC. BALANCE SHEETS

	FEBRUARY 29, 2024 (AUDITED)	FEBRUARY 28, 2023 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$0	$14,800
Total current assets	0	14,800

Other non-current assets	58	287
Total non-current assets	58	287
TOTAL ASSETS	$58	$15,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$200
Loans from related parties	33,710	12,879
Total current liabilities	33,710	13,079
Total Liabilities	33,710	13,079

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(70,052)	(34,392)
Total Stockholders’ equity (deficit)	(33,652)	2,008
Total Liabilities and Stockholders’ Equity (Deficit)	$58	$15,087

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	YEAR ENDED FEBRUARY 29, 2024	YEAR ENDED FEBRUARY 28, 2023
Revenue	$-	$-
OPERATING EXPENSES
General and administrative expenses	35,660	17,669
Total Operation expenses	(35,660)	(17,669)
Income (Loss) before provision for income taxes	(35,660)	(17,669)

Provision for income taxes	-	-

Net income (loss)	$(35,660)	$(17,669)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED FEBRUARY 28, 2023 AND FEBRUARY 29, 2024

(AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2022	6,570,000	$6,570	$29,830	$(16,723)	$19,677
Net loss	-	-	-	(17,669)	(17,669)
Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008

Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008
Net loss	-	-	-	(35,660)	(35,660)
Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	YEAR ENDED FEBRUARY 29, 2024	YEAR ENDED FEBRUARY 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,660)	$(17,669)
Changes in operating assets and liabilities:
Changes in Accounts payable	(200)	200
Depreciation expense	230	231
Net cash used by Operating activities	(35,630)	(17,238)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	20,830	3,906
Net cash provided by Financing activities	20,830	3,906
Increase (decrease) in cash and equivalents	(14,800)	(13,332)
Cash and equivalents at beginning of the period	14,800	28,132
Cash and equivalents at end of the period	$-	$14,800
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED FEBRUARY 29, 2024

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of February 29, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to February 29, 2024 of $70,052. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 29, 2024, the company has $0 in the escrow account.

Stock-Based Compensation

As of February 29, 2024, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2024.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $230 as depreciation expense for the year ended February 29, 2024.

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of February 29, 2024, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through February 29, 2024, the Company’s sole officer and director loaned the Company $33,710 to pay for incorporation costs and general and administrative expenses. As of February 29, 2024, the amount outstanding was $33,710. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On March 29, 2023, Minerva Gold Inc. signed a Mineral Property Option Agreement with Tuzashuu Ken Limited Liability Company that holds the License No.5862 MP for the exploration of the Arsy deposit. According to this Agreement, in order to keep the Option, the Company is obligated to make aggregate cash payments of $500,000 within 6 months of execution of the SPA, fund exploration and development work on the Property in 2024 totaling at least $300,000 and transfer to the Optioner not less than 30% (Thirty percent) of the Company’s shares by the end of the Option Period. As of the date the financial statements were issued, the Company has not executed the SPA and has not funded any exploration or development work on the property.

As of the date of this Annual Report, the Company does not have any material commitments other that discussed in the Mineral Property Option Agreement. As of February 29, 2024, the Company is not aware of any contingent liabilities, legal disputes, and other obligations that could impact the company's financial position and that should be reflected in the financial statements.

NOTE 7 -  INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended February 29, 2024 and February 28, 2023 the company’s effective tax rate is as follows:

	2024	2023
Tax benefit at U.S. statutory rate	$(14,711)	$(7,222)
Change in valuation allowance	14,711	7,222
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 29, 2024 and February 28, 2023 is as follows:

	2024	2023
Deferred tax assets:
Net operating loss	14,711	7,222
Valuation allowance	(14,711)	(7,222)
	$-	$-

The Company has approximately $34,392 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2044. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from February 29, 2024 to date the financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year February 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Aftandil Aibekov	30	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended February 29, 2024 and February 28, 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Aftandil Aibekov President, Secretary CEO, CFO And Director	March 1, 2022 to February 28, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 1, 2023 to February 29, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of February 29, 2024, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

During the period from February 24, 2021 (inception) to February 29, 2024, Mr. Aibekov loaned $33,710 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended February 29, 2024 and February 28, 2023 amounted to $15,750 and $13,250 respectively.

	Year Ended
	February 29, 2024	February 28, 2023
Audit Fees	$15,750	$13,250
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$15,750	$13,250

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

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

MINERVA GOLD INC.

Dated: May 15, 2024	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

11 | Page