Form 10-Q
period 2024-05-31
Minerva Gold Inc.
filed 2024-07-01
CIK 1854816

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 28, 2024
Common Stock, $0.001	6,570,000

MINERVA GOLD INC.

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC.

BALANCE SHEETS

	MAY 31, 2024 (UNAUDITED)	FEBRUARY 29, 2024 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$0	$0
Total current assets	0	0

Other non-current assets	0	58
Total non-current assets	0	58
TOTAL ASSETS	$0	$58

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$-
Loans from related parties	47,050	33,710
Total current liabilities	47,050	33,710
Total Liabilities	47,050	33,710

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(83,450)	(70,052)
Total Stockholders’ equity (deficit)	(47,050)	(33,652)
Total Liabilities and Stockholders’ Equity (Deficit)	$0	$58

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2024	THREE MONTHS ENDED MAY 31, 2023
Revenue	$-	$-
OPERATING EXPENSES
General and administrative expenses	13,398	11,593
Total Operation expenses	(13,398)	(11,593)
Income (Loss) before provision for income taxes	(13,398)	(11,593)

Provision for income taxes	-	-

Net income (loss)	$(13,398)	$(11,593)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIODS ENDED MAY 31, 2023 AND MAY 31, 2024

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008
Net loss				(11,593)	(11,593)
Balances as of May 31, 2023	6,570,000	$6,570	$29,830	$(45,985)	$(9,585)

Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)
Net loss	-	-	-	(13,398)	(13,398)
Balances as of May 31, 2024	6,570,000	$6,570	$29,830	$(83,450)	$(47,050)

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2024	THREE MONTHS ENDED MAY 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,398)	$(11,593)
Changes in operating assets and liabilities:
Accounts payable	-	815
Depreciation expense	58	57
Net cash used by Operating activities	(13,340)	(10,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	13,340	433
Net cash provided by Financing activities	13,340	433
Increase (decrease) in cash and equivalents	0	(10,288)
Cash and equivalents at beginning of the period	0	14,800
Cash and equivalents at end of the period	$0	$4,512
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS ENDED MAY 31, 2024

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of May 31, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to May 31, 2024 of $83,450. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2024, the company has $0 in the escrow account.

Stock-Based Compensation

As of May 31, 2024, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2024.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $58 as depreciation expense for the three-month period ended May 31, 2024.

8 | page

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of May 31, 2024, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through May 31, 2024, the Company’s sole officer and director loaned the Company $47,050 to pay for incorporation costs and general and administrative expenses. As of May 31, 2024, the amount outstanding was $47,050. The loan is non-interest bearing, due upon demand and unsecured.

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

As of the date of this Quarterly Report, the Company does not have any material commitments other that discussed in the Mineral Property Option Agreement. As of May 31, 2024, the Company is not aware of any contingent liabilities, legal disputes, and other obligations that could impact the company's financial position and that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from May 31, 2024 to June 28, 2024 (date the financial statements were issued) and has determined that there are no items to disclose.

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

As of May 31, 2024, our total assets were $0 compared to $58 in total assets at February 29, 2024. As of May 31, 2024, our total liabilities were $47,050 compared to $33,710 in total liabilities at February 29, 2024.

Stockholders’ equity was negative $47,050 as of May 31, 2024 compared to negative $33,652 as of February 29, 2024.

10 | page

Three months ended May 31, 2024 compared to three months ended May 31, 2023

During three months ended May 31, 2024, we incurred expenses of $13,398 compared to $11,593 during three months ended May 31, 2023. Our net loss for the three months ended May 31, 2024 was $13,398 compared to $11,593 during three months ended May 31, 2023.

Cash Flows used by Operating Activities

For the three-month period ended May 31, 2024, net cash flows used in operating activities were $13,340 comprised of net loss of $13,398 and depreciation expense of $58. For the three-month period ended May 31, 2023 net cash net cash flows used in operating activities were $10,721 comprised of net loss of $11,593, accounts payable of $815 and depreciation expense of $57.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2024, net cash flows from financing activities were $13,340 received from loan the related party compared to $433 for the three-month period ended May 31, 2023.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our February 29, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2024.

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

MINERVA GOLD INC.

Dated: June 28, 2024	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | page