Form 10-Q
period 2024-08-31
Minerva Gold Inc.
filed 2024-10-11
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024

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

Nur-Sultan, 010000,Kazakhstan

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 11, 2024
Common Stock, $0.001	6,570,000

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	AUGUST 31, 2024 (UNAUDITED)	FEBRUARY 29, 2024 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$-	$-
Total current assets	-	-

Other non-current assets	-	58
Total non-current assets	-	58
TOTAL ASSETS	$-	$58

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$-
Loans from related parties	52,032	33,710
Total current liabilities	52,032	33,710
Total Liabilities	52,032	33,710

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(88,432)	(70,052)
Total Stockholders’ equity (deficit)	(52,032)	(33,652)
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$58

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED AUGUST 31, 2024	THREE MONTHS ENDED AUGUST 31, 2023	SIX MONTHS ENDED AUGUST 31, 2024	SIX MONTHS ENDED AUGUST 31, 2023
Revenue	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative expenses	4,982	3,555	18,380	15,148
Total Operation expenses	(4,982)	(3,555)	(18,380)	(15,148)
Income (Loss) before provision for income taxes	(4,982)	(3,555)	(18,380)	(15,148)

Provision for income taxes	-	-	-	-

Net income (loss)	$(4,982)	$(3,555)	$(18,380)	$(15,148)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIODS ENDED AUGUST 31, 2023 AND AUGUST 31, 2024

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008
Net loss	-	-	-	(11,593)	(11,593)
Balances as of May 31, 2023	6,570,000	$6,570	$29,830	$(45,985)	$(9,585)
Net loss	-	-	-	(3,555)	(3,555)
Balances as of August 31, 2023	6,570,000	$6,570	$29,830	$(49,540)	$(13,140)

Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)
Net loss	-	-	-	(13,398)	(13,398)
Balances as of May 31, 2024	6,570,000	$6,570	$29,830	$(83,450)	$(47,050)
Net loss	-	-	-	(4,982)	(4,982)
Balances as of August 31, 2024	6,570,000	$6,570	$29,830	$(88,432)	$(52,032)

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED AUGUST 31, 2024	SIX MONTHS ENDED AUGUST 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,380)	$(15,148)
Changes in operating assets and liabilities:
Accounts payable	-	(200)
Depreciation expense	58	115
Net cash used by Operating activities	(18,322)	(15,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	18,322	433
Net cash provided by Financing activities	18,322	433
Increase (decrease) in cash and equivalents	-	(14,800)
Cash and equivalents at beginning of the period	-	14,800
Cash and equivalents at end of the period	$-	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE SIX MONTHS ENDED AUGUST 31, 2024

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of August 31, 2024, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated a loss from inception (February 24, 2021) to August 31, 2024, of $88,432. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Management has assessed the Company’s current financial condition and plans to continue as a going concern. In its assessment, management acknowledges that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these financial statements. Management’s plan is to address this uncertainty by securing additional capital resources through funding from management and significant shareholders, as well as pursuing third-party equity and/or debt financing to meet the Company's minimal operating expenses.

While management is actively seeking these additional sources of capital, there can be no assurance that the Company will be successful in obtaining the necessary financing. If the Company is unable to raise sufficient capital, it may be unable to continue as a going concern, and adjustments to the financial statements may be required, including potential impairment of assets and the reclassification of liabilities. These financial statements do not include any such adjustments, as management’s plans have not yet been realized.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2024, the company has $0.

Stock-Based Compensation

As of August 31, 2024, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2024.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $58 as depreciation expense for the six-month period ended August 31, 2024.

8 | page

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of August 31, 2024, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through August 31, 2024, the Company’s sole officer and director loaned the Company $52,032 to pay for incorporation costs and general and administrative expenses. As of August 31, 2024, the amount outstanding was $52,032. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On March 29, 2023, Minerva Gold Inc. signed a Mineral Property Option Agreement with Tuzashuu Ken Limited Liability Company, which holds License No. 5862 MP for the exploration of the Arsy deposit. According to this Agreement, in order to maintain the Option, the Company was obligated to make aggregate cash payments of $500,000 within six months of the execution of the Share Purchase Agreement (SPA), fund exploration and development work on the property in 2024 totaling at least $300,000, and transfer to the Optioner no less than 30% of the Company’s shares by the end of the Option Period.

As of the date the financial statements were issued, the Company has not executed the SPA, made the required cash payments, or funded any exploration or development work on the property. Consequently, since the period for meeting the initial obligations has passed, the Option Agreement is considered terminated, and the Company no longer holds any rights to the Arsy deposit.

As of the date of this Quarterly Report, the Company does not have any material commitments other than those previously discussed in this Note. As of August 31, 2024, the Company is not aware of any contingent liabilities, legal disputes, or other obligations that could impact its financial position and that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from August 31, 2024 to October 11, 2024 date the financial statements were issued) and has determined that there are no items to disclose.

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

In addition, on March 29, 2023, we signed a Mineral Property Option Agreement with Tuzashuu Ken Limited Liability Company for the exploration of the Arsy deposit. However, the agreement was terminated after the Company failed to meet the required obligations within the specified timeframe, and as of now, no rights to the property are held. Other than the activities mentioned, no additional operations have been conducted to date.

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

As of August 31, 2024, our total assets were $0 compared to $58 in total assets at February 29, 2024. As of August 31, 2024, our total liabilities were $52,032 compared to $33,710 in total liabilities at February 29, 2024.

Stockholders’ equity was negative $52,032 as of August 31, 2024 compared to negative $33,652 as of February 29, 2024.

10 | page

Three months ended August 31, 2024 compared to three months ended August 31, 2023

During three months ended August 31, 2024, we incurred expenses of $4,982 compared to $3,555 during three months ended August 31, 2023. Our net loss for the three months ended August 31, 2024 was $4,982 compared to $3,555 during three months ended August 31, 2023.

Six months ended August 31, 2024 compared to six months ended August 31, 2023

During six months ended August 31, 2024, we incurred expenses of $18,380 compared to $15,148 during six months ended August 31, 2023. Our net loss for the six months ended August 31, 2024 was $18,380 compared to $15,148 during six months ended August 31, 2023.

Cash Flows used by Operating Activities

For the six-month period ended August 31, 2024, net cash flows used in operating activities were $18,322 comprised of net loss of $18,380 and depreciation expense of $58. For the six-month period ended August 31, 2023 net cash net cash flows used in operating activities were $15,233 comprised of net loss of $15,148, decrease in accounts payable of $200 and depreciation expense of $115.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2024, net cash flows from financing activities were $18,322 received from loan the related party compared to $433 for the six-month period ended August 31, 2023.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

While existing working capital is currently unavailable, further advances, debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended August 31, 2024.

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

MINERVA GOLD INC.

Dated: October 11, 2024	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | page