Form 10-Q
period 2024-11-30
Minerva Gold Inc.
filed 2025-01-10
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 10, 2025
Common Stock, $0.001	6,570,000

2 | Page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	NOVEMBER 30, 2024 (UNAUDITED)	FEBRUARY 29, 2024 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$100	$-
Total current assets	100	-

Other non-current assets	3,500	58
Total non-current assets	3,500	58
TOTAL ASSETS	$3,600	$58

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,520	$-
Loans from related parties	55,780	33,710
Total current liabilities	60,300	33,710
Total Liabilities	60,300	33,710

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(93,100)	(70,052)
Total Stockholders’ equity (deficit)	(56,700)	(33,652)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,600	$58

The accompanying notes are an integral part of these financial statements

3 | Page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2024	THREE MONTHS ENDED NOVEMBER 30, 2023	NINE MONTHS ENDED NOVEMBER 30, 2024	NINE MONTHS ENDED NOVEMBER 30, 2023
Revenue	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative expenses	4,668	992	23,048	16,140
Total Operation expenses	(4,668)	(992)	(23,048)	(16,140)
Income (Loss) before provision for income taxes	(4,668)	(992)	(23,048)	(16,140)

Provision for income taxes	-	-	-	-

Net income (loss)	$(4,668)	$(992)	$(23,048)	$(16,140)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

4 | Page

MINERVA GOLD INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIODS ENDED NOVEMBER 30, 2023 AND NOVEMBER 30, 2024

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008
Net loss	-	-	-	(11,593)	(11,593)
Balances as of May 31, 2023	6,570,000	$6,570	$29,830	$(45,985)	$(9,585)
Net loss	-	-	-	(3,555)	(3,555)
Balances as of August 31, 2023	6,570,000	$6,570	$29,830	$(49,540)	$(13,140)
Net loss	-	-	-	(992)	(992)
Balances as of November 30, 2023	6,570,000	$6,570	$29,830	$(50,531)	$(14,131)

Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)
Net loss	-	-	-	(13,398)	(13,398)
Balances as of May 31, 2024	6,570,000	$6,570	$29,830	$(83,450)	$(47,050)
Net loss	-	-	-	(4,982)	(4,982)
Balances as of August 31, 2024	6,570,000	$6,570	$29,830	$(88,432)	$(52,032)
Net loss	-	-	-	(4,668)	(4,668)
Balances as of November 30, 2024	6,570,000	$6,570	$29,830	$(93,100)	$(56,700)

The accompanying notes are an integral part of these financial statements.

5 | Page

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED NOVEMBER 30, 2024	NINE MONTHS ENDED NOVEMBER 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,048)	$(16,140)
Changes in operating assets and liabilities:
Accounts payable	4,520	100
Depreciation expense	58	173
Net cash used by Operating activities	(18,470)	(15,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	$(3,500)	$-
Net cash used in investing activities	(3,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	22,070	1,067
Net cash provided by Financing activities	22,070	1,067
Increase (decrease) in cash and equivalents	100	(14,800)
Cash and equivalents at beginning of the period	-	14,800
Cash and equivalents at end of the period	$100	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2024

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of November 30, 2024, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated a loss from inception (February 24, 2021) to November 30, 2024, of $93,100. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Management has assessed the Company’s current financial condition and plans to continue as a going concern. In its assessment, management acknowledges that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these financial statements. Management’s plan is to address this uncertainty by securing additional capital resources through funding from management and significant shareholders, as well as pursuing third-party equity and/or debt financing to meet the Company’s minimal operating expenses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2024, the company has $100.

Stock-Based Compensation

As of November 30, 2024, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2024.

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

Company purchased computer equipment on May 24, 2021 for $690. The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. Company charged $58 as depreciation expense for the nine-month period ended November 30, 2024.

Other Assets

Website Development Costs:

The Company accounts for website development costs in accordance with ASC 350-40: Internal-Use Software. Costs incurred during the preliminary project stage (e.g., planning and evaluation) are expensed as incurred. Costs incurred during the application development stage (e.g., design, coding, and testing) are capitalized as other assets, provided the costs meet the criteria for capitalization under ASC 350-40.

Amortization Policy:

Capitalized website development costs are amortized on a straight-line basis over their estimated useful life, which is three years, starting when the website is substantially complete and placed into service. As of November 30, 2024, no amortization has been recorded because the website was not yet placed into service. Once operational, the Company will commence amortization in accordance with this policy.

8 | Page

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of November 30, 2024, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through November 30, 2024, the Company’s officer and director loaned the Company $55,780 to pay for incorporation costs and general and administrative expenses. As of November 30, 2024, the amount outstanding was $55,780. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On March 29, 2023, Minerva Gold Inc. signed a Mineral Property Option Agreement with Tuzashuu Ken Limited Liability Company, which holds License No. 5862 MP for the exploration of the Arsy deposit. According to this Agreement, in order to maintain the Option, the Company was obligated to make aggregate cash payments of $500,000 within nine months of the execution of the Share Purchase Agreement (SPA), fund exploration and development work on the property in 2024 totaling at least $300,000, and transfer to the Optioner no less than 30% of the Company’s shares by the end of the Option Period.

As of the date the financial statements were issued, the Company has not executed the SPA, made the required cash payments, or funded any exploration or development work on the property. Consequently, since the period for meeting the initial obligations has passed, the Option Agreement is considered terminated, and the Company no longer holds any rights to the Arsy deposit.

As of the date of this Quarterly Report, the Company does not have any material commitments other than those previously discussed in this Note. As of November 30, 2024, the Company is not aware of any contingent liabilities, legal disputes, or other obligations that could impact its financial position and that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENT

On December 6, 2024, the Company received a prepayment of $12,000 for the design and planning of various facilities for a hotel, in accordance with a contract dated November 3, 2024.

On December 12, 2024, the Company received a prepayment of $14,000 for architectural design and documentation services for a residential house, in accordance with a ARCHITECTURAL SERVICES AGREEMENT No. A12-09-2024, dated December 9, 2024.

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

DESCRIPTION OF BUSINESS

We were incorporated on February 24, 2021 in the State of Nevada. We are a start-up company which is in the mineral property exploration business. We started operating activities, which include the incorporation of our company, the initial equity funding by our officer and director, developing our business plan, engaging in market research and the execution of consulting contract with a geologist.

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

As of November 30, 2024, our total assets were $3,600 compared to $58 in total assets at February 29, 2024. As of November 30, 2024, our total liabilities were $60,300 compared to $33,710 in total liabilities at February 29, 2024.

Stockholders’ equity was negative $56,700 as of November 30, 2024 compared to negative $33,652 as of February 29, 2024.

10 | Page

Three months ended November 30, 2024 compared to three months ended November 30, 2023

During three months ended November 30, 2024, we incurred expenses of $4,668 compared to $992 during three months ended November 30, 2023. Our net loss for the three months ended November 30, 2024 was $4,668 compared to $992 during three months ended November 30, 2023.

Nine months ended November 30, 2024 compared to nine months ended November 30, 2023

During nine months ended November 30, 2024, we incurred expenses of $23,048 compared to $16,140 during nine months ended November 30, 2023. Our net loss for the nine months ended November 30, 2024 was $23,048 compared to $16,140 during nine months ended November 30, 2023.

Cash Flows used by Operating Activities

For the nine-month period ended November 30, 2024, net cash flows used in operating activities were $18,470 comprised of net loss of $23,048 and depreciation expense of $58 and increase in accounts payable of $4,520. For the nine-month period ended November 30, 2023 net cash net cash flows used in operating activities were $15,867 comprised of net loss of $16,140, increase in accounts payable of $100 and depreciation expense of $173.

Cash Flows from Investing Activities

Cash flows used in investing activities during nine-month period ended November 30, 2024 were $3,500 compared to $-0- during the nine-month period ended November 30, 2023.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2024, net cash flows from financing activities were $22,070 received from loan the related party compared to $1,067 for the nine-month period ended November 30, 2023.

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

GOING CONCERN

The independent registered public accounting firm auditors’ report accompanying our February 29, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2024.

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

MINERVA GOLD INC.

Dated: January 10, 2025	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

15 | Page