Form 10-K
period 2025-02-28
Minerva Gold Inc.
filed 2025-05-08
CIK 1854816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549he

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2025

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

As of May 8, 2025, the registrant had 6,570,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 8, 2025.

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean MINERVA GOLD INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

We were incorporated on February 24, 2021 in the State of Nevada. Minerva Gold Inc. is primarily focused on mineral property exploration. As part of its strategic growth initiative, the company has expanded its operations to include design services, further diversifying its offerings. In addition to its core exploration activities, Minerva Gold now provides innovative, tailored design solutions across various industries. This expansion reflects the company’s long-term vision of strengthening its competitive position and adapting to the evolving needs of its diverse client base. By integrating design services into its portfolio, Minerva Gold Inc. aims to deliver comprehensive, creative solutions, from conceptualization to execution, ensuring high-quality outcomes and enhanced client satisfaction.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

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

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2025.

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

Not Applicable.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 8, 2025, the 6,570,000 issued and outstanding shares of common stock were held by a total of 52 shareholders of record.

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

RESULTS OF OPERATION

As of February 28, 2025, we had deficit of $77,175. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended FEBRUARY 28, 2025 compared to year ended February 29, 2024

Revenue

During the year ended February 28, 2025, the Company had $26,000 in revenue compared to $0 during the year ended February 29, 2024.

Operating Expenses

During the year ended February 28, 2025, we incurred total expenses and professional fees of $33,123 compared to $35,660 during the year ended February 29, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net loss

Our net loss for the year ended February 28, 2025 was $7,123 compared to $35,600 for the year ended February 29, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2025 our total assets were $27,005 compared to $58 in total assets at February 29, 2024. As at February 28, 2025, our current liabilities were $67,780 compared to $33,710 as of February 29, 2024.

Stockholders’ deficit was $40,775 as of February 28, 2025 compared to stockholders’ equity of $33,652 as of February 29, 2024.

Cash Flows from Operating Activities

For the year ended February 28, 2025, net cash flows used in operating activities was $1,390 consisting of net loss of $7,123, increase in prepaid expenses of $6,500, deferred revenue of $12,000 and depreciation expense of $233. For the year ended February 29, 2024, net cash flows used in operating activities was $35,630 consisting of net loss of $35,660, decrease in accounts payable of $200 and depreciation expense of $230.

4 | Page

Cash Flows from Investing Activities

For the year ended February 28, 2025, net cash used in investing activities was $3,500 compared to $0 during the year ended February 29, 2024.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended February 28, 2025 were $22,070, consisting entirely of loan from shareholder compared to $20,830 for the year ended February 29, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 3 – Summary of Significant Accounting Policies to the financial statements included in this Annual Report. These policies are considered critical to understanding our financial condition and results of operations as they require significant management judgment and estimates in their application.

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

Item 8. Financial Statements and Supplementary Data

6 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Minerva Gold Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minerva Gold Inc. (“the Company”) as of February 28, 2025 and February 29, 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has accumulated loss from inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
May 8, 2025

 MINERVA GOLD INC.

BALANCE SHEETS

	FEBRUARY 28, 2025	FEBRUARY 29, 2024
ASSETS
Current Assets
Cash & cash equivalents	$17,180	$0
Prepaid expenses	6,500	0
Total current assets	23,680	0
Other non-current assets	3,325	58
Total non-current assets	3,325	58
TOTAL ASSETS	$27,005	$58

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$12,000	$-
Loans from related parties	55,780	33,710
Total current liabilities	67,780	33,710
Total Liabilities	67,780	33,710

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(77,175)	(70,052)
Total Stockholders’ equity (deficit)	(40,775)	(33,652)
Total Liabilities and Stockholders’ Equity (Deficit)	$27,005	$58

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED FEBRUARY 28, 2025	YEAR ENDED FEBRUARY 29, 2024
Revenue	$26,000	$-
OPERATING EXPENSES
General and administrative expenses	33,123	35,660
Total Operation expenses	33,123	35,660
Income (Loss) before provision for income taxes	(7,123)	(35,660)

Provision for income taxes	-	-

Net income (loss)	$(7,123)	$(35,660)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2023	6,570,000	$6,570	$29,830	$(34,392)	$2,008
Net loss	-	-	-	(35,660)	(35,660)
Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)
Net loss	-	-	-	(7,123)	(7,123)
Balances as of February 28, 2025	6,570,000	$6,570	$29,830	$(77,175)	$(40,775)

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED FEBRUARY 28, 2025	YEAR ENDED FEBRUARY 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,123)	$(35,660)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	233	230
Changes in operating assets and liabilities:
Increase in Prepaid expense	(6,500)
Changes in Accounts payable	-	(200)
Deferred Revenue	12,000	-
Net cash used by Operating activities	(1,390)	(35,630)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,500)	-
Net cash used in investing activities	(3,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	22,070	20,830
Net cash provided by Financing activities	22,070	20,830
Increase (decrease) in cash and equivalents	17,180	(14,800)
Cash and equivalents at beginning of the period	-	14,800
Cash and equivalents at end of the period	$17,180	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED FEBRUARY 28, 2025

NOTE 1 - ORGANIZATION AND BUSINESS

MINERVA GOLD INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 24, 2021 with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company’s fiscal year-end is February 28. Minerva Gold Inc. (the “Company”) is a junior mineral exploration company engaged in the identification, acquisition, and exploration of precious metals in Kazakhstan. As part of its strategic growth initiatives, the Company has expanded its business operations to include a new segment focused on design services. This addition aligns with the Company’s long-term vision to diversify its offerings and better position itself to meet the evolving needs of potential clients.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of February 28, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to February 28, 2025 of $77,175. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2025, the company has $17,180 in the bank account.

Stock-Based Compensation

As of February 28, 2025, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently by the Financial Accounting Standards Board (FASB). Management has evaluated all recent accounting pronouncements issued through the date of this filing and does not believe any of these standards will have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single reportable segment. The Company has limited operations and is managed by a sole officer, who serves as both Chief Executive Officer and Chief Financial Officer. As such, all decisions regarding resource allocation and performance evaluation are made on a consolidated basis. Therefore, the Company has concluded that it has one operating and reportable segment, and no additional segment disclosures are required at this time.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2025.

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

During the year ended Feb 28, 2025, Company purchased website for $3,500. The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years. Company charged $175 as depreciation expense for the year ended February 28, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, which outlines a five-step model for recognizing revenue:

1.	Identify the contract with a customer – A contract is an agreement between two or more parties that creates enforceable rights and obligations.
2.	Identify the performance obligations in the contract – Performance obligations are promises in a contract to transfer goods or services to a customer.
3.	Determine the transaction price – The transaction price is the amount of consideration the Company expects to be entitled to in exchange for transferring promised services.
4.	Allocate the transaction price to the performance obligations – If a contract contains more than one performance obligation, the transaction price is allocated to each based on relative standalone selling prices.
5.	Recognize revenue when (or as) the performance obligations are satisfied – Revenue is recognized when control of the promised goods or services is transferred to the customer.

The Company’s revenue primarily consists of design services. These services are generally accounted for as performance obligations satisfied at a point in time. Revenue is recognized when the service has been fully performed, delivered to the customer, and payment has been received or is reasonably assured.

Deferred Revenue

Deferred revenue represents advance payments received from customers before the Company has satisfied its performance obligations. Such amounts are recorded as a liability until the services are performed, at which point the revenue is recognized. Deferred revenue is classified as a current liability when the Company expects to perform the services within one year.

NOTE 4 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of February 28, 2025, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

There were no common stock transactions in the two years ending February 29, 2024 and February 28, 2025.

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

Since February 24, 2021 (Inception) through February 28, 2025, the Company’s sole officer and director loaned the Company $55,780 to pay for incorporation costs and general and administrative expenses. As of February 28, 2025, the amount outstanding was $55,780. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On March 29, 2023, Minerva Gold Inc. signed a Mineral Property Option Agreement with Tuzashuu Ken Limited Liability Company that holds License No. 5862 MP for the exploration of the Arsy deposit. According to this Agreement, in order to keep the Option, the Company was obligated to make aggregate cash payments of $500,000 within six months of execution of the SPA, fund exploration and development work on the Property in 2024 totaling at least $300,000, and transfer to the Optioner not less than 30% (Thirty percent) of the Company’s shares by the end of the Option Period. However, the agreement was terminated after the Company failed to meet the required obligations within the specified timeframe, and as of now, no rights to the property are held.

As of the date of this Annual Report, the Company does not have any material commitments other than those discussed above. As of February 28, 2025, the Company is not aware of any contingent liabilities, legal disputes, or other obligations that could impact the Company’s financial position and that should be reflected in the financial statements.

NOTE 7 -  INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended February 28, 2025 and February 29, 2024 the company’s effective tax rate is as follows:

	2025	2024
Tax benefit at U.S. statutory rate	$(16,207)	$(14,711)
Change in valuation allowance	16,207	14,711
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2025 and February 29, 2024 is as follows:

	2025	2024
Deferred tax assets:
Net operating loss	16,207	14,711
Valuation allowance	(16,207)	(14,711)
	$-	$-

As of February 28, 2025, the Company has approximately $77,175 of net operating loss (“NOL”) carryforwards available to offset future taxable income, if any. These NOLs begin to expire in fiscal year 2045. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. This assessment is based on projections of future taxable income, the scheduled reversal of temporary differences, and potential tax planning strategies. Based on this analysis, management has determined that it is more likely than not that the deferred tax assets will not be realized, and therefore a full valuation allowance has been recorded against the deferred tax assets for all periods presented. The valuation allowance increased by $1,496 during the year ended February 28, 2025, primarily due to the increase in net operating loss carryforwards generated during the period.

NOTE 8 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from February 28, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This conclusion was based on the identification of material weaknesses in our internal control over financial reporting. Specifically, the Company lacks a sufficient system of overall internal controls over financial reporting. These material weaknesses include the absence of effective policies and procedures to provide adequate, independent oversight over financial reporting, deficiencies in the timely preparation and review of accounting records, and a lack of segregation of duties. These control deficiencies represent material weaknesses because they create a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year February 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Aibekov was appointed as our Director at the time of incorporation. He is not considered an independent director of the Company. On October 21, 2024, the Company appointed Meltem Alieva as a member of its Board of Directors. We currently have one independent director.

The name, age and position of our officers and directors is set forth below:

Name and Address of Executive Officer and/or Directors	Age	Position
Aftandil Aibekov	31	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Meltem Alieva	33	Director

Set forth below is a brief description of the background and business experience of our executive sole officer and directors for the past five years.

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

MELTEM ALIEVA

Ms. Meltem Alieva was appointed as a member of the Board of Directors on October 31, 2024. For the past five years, she has worked as a freelance designer, specializing in interior, exterior, architectural, and other design projects. During this period, she has collaborated with various clients and firms, contributing to residential and commercial space planning, landscape design, and structural aesthetics. Her expertise includes concept development, 3D visualization, and project coordination, ensuring innovative and functional design solutions across multiple industries.

AUDIT COMMITTEE

We do not currently have an audit committee financial expert serving on our audit committee. While we have recently commenced limited operations, we continue to believe that the cost of retaining a financial expert is not justified at this time, given the current scale and scope of our activities. As our operations expand, we intend to reassess the need for a qualified financial expert to join the audit committee in accordance with applicable SEC requirements and good governance practices.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

8 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended February 28, 2025 and February 29, 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Aftandil Aibekov President, Secretary CEO, CFO And Director	March 1, 2023 to February 29, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 1, 2024 to February28, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of February 28, 2025, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

9 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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

During the period from February 24, 2021 (inception) to February 28, 2025, Mr. Aibekov loaned $55,780 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended February 28, 2025 and February 29, 2024 amounted to $18,287 and $15,750 respectively.

	Year Ended
	February 28, 2025	February 29, 2024
Audit Fees	$18,287	$15,750
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$18,287	$15,750

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

10 | Page

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

11 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERVA GOLD INC.

Dated: May 8, 2025	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

12 | Page