Form 10-Q
period 2025-08-31
Minerva Gold Inc.
filed 2025-09-22
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 22, 2025
Common Stock, $0.001	6,570,000

2 | page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC.

BALANCE SHEETS

	AUGUST 31, 2025 (UNAUDITED)	FEBRUARY 28, 2025 (AUDITED)

ASSETS
Current Assets
Cash & cash equivalents	$17,379	$17,180
Prepaid expenses	-	6,500
Total current assets	17,379	23,680
Other non-current assets	2,975	3,325
Total non-current assets	2,975	3,325
TOTAL ASSETS	$20,354	$27,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$-	$12,000
Loans from related parties	55,780	55,780
Total current liabilities	55,780	67,780
Total Liabilities	55,780	67,780

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(71,826)	(77,175)
Total Stockholders’ equity (deficit)	(35,426)	(40,775)
Total Liabilities and Stockholders’ Equity (Deficit)	$20,354	$27,005

The accompanying notes are an integral part of these financial statements

3 | page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED AUGUST 31, 2025	THREE MONTHS ENDED AUGUST 31, 2024	SIX MONTHS ENDED AUGUST 31, 2025	SIX MONTHS ENDED AUGUST 31, 2024
Revenue	$12,000	$-	$24,000	$-
OPERATING EXPENSES
General and administrative expenses	4,376	4,982	18,651	18,380
Total Operation expenses	4,376	4,982	18,651	18,380
Income (Loss) before provision for income taxes	7,624	(4,982)	5,349	(18,380)

Provision for income taxes	-		-	-

Net income (loss)	$7,624	(4,982)	$5,349	$(18,380)

Income (loss) per common share:
Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

4 | page

MINERVA GOLD INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED AUGUST 31, 2024 AND AUGUST 31, 2025

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)
Net loss	-	-	-	(13,398)	(13,398)
Balances as of May 31, 2024	6,570,000	$6,570	$29,830	$(83,450)	$(47,050)
Net loss	-	-	-	(4,982)	(4,982)
Balances as of August 31, 2024	6,570,000	$6,570	$29,830	$(88,432)	$(52,032)

Balances as of February 28, 2025	6,570,000	$6,570	$29,830	$(77,175)	$(40,775)
Net loss	-	-	-	(2,275)	(2,275)
Balances as of May 31, 2025	6,570,000	$6,570	$29,830	$(79,450)	$(43,050)
Net income	-	-	-	7,624	7,624
Balances as of August 31, 2025	6,570,000	$6,570	$29,830	$(71,826)	$(35,426)

The accompanying notes are an integral part of these financial statements.

5 | page

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED AUGUST 31, 2025	SIX MONTHS ENDED AUGUST 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,349	$(18,380)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	350	58
Changes in operating assets and liabilities:
Decrease in Prepaid expense	6,500
Changes in Accounts payable	-	-
Deferred Revenue	(12,000)	-
Net cash provided by (used in) Operating activities	199	(18,322)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	-	18,322
Net cash provided by Financing activities	-	18,322
Increase (decrease) in cash and equivalents	199	-
Cash and equivalents at beginning of the period	17,180	-
Cash and equivalents at end of the period	$17,379	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE SIX MONTHS ENDED AUGUST 31, 2025

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of August 31, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to August 31, 2025 of $71,826. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2025, the company has $17,379 in the bank account.

Stock-Based Compensation

As of August 31, 2025, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2025.

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

During the year ended Feb 28, 2025, Company purchased website for $3,500. The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years. Company charged $350 as depreciation expense for the six-month period ended August 31, 2025.

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

As of August 31, 2025, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

Since February 24, 2021 (Inception) through August 31, 2025, the Company’s sole officer and director loaned the Company $55,780 to pay for incorporation costs and general and administrative expenses. As of August 31, 2025, the amount outstanding was $55,780. The loan is non-interest bearing, due upon demand and unsecured.

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

As of the date of this Quarterly Report, the Company does not have any material commitments other that discussed in the Mineral Property Option Agreement. As of August 31, 2025, the Company is not aware of any contingent liabilities, legal disputes, and other obligations that could impact the company’s financial position and that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from August 31, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

For the six month period ending August 31, 2025, the company realized $24,000 in revenue from its design services.

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

As of August 31, 2025, our total assets were $20,354 compared to $27,005 in total assets at February 28, 2025. As of August 31, 2025, our total liabilities were $55,780 compared to $67,780 in total liabilities at February 28, 2025.

Stockholders’ equity was negative $35,426 as of August 31, 2025 compared to negative $40,775 as of February 28, 2025.

11 | page

Three months ended August 31, 2025 compared to three months ended August 31, 2024

Revenue

During three months ended August 31, 2025, the Company had $12,000 in revenue compared to $0 during three months ended August 31, 2024.

During three months ended August 31, 2025, we incurred expenses of $4,376 compared to $4,982 during three months ended August 31, 2024. Our net income for the three months ended August 31, 2025 was $7,624 compared to net loss of $4,982 during three months ended August 31, 2024.

Six months ended August 31, 2025 compared to six months ended August 31, 2024

Revenue

During six months ended August 31, 2025, the Company had $24,000 in revenue compared to $0 during six months ended August 31, 2024.

During six months ended August 31, 2025, we incurred expenses of $18,651 compared to $18,380 during six months ended August 31, 2024. Our net income for the six months ended August 31, 2025 was $5,349 compared to net loss of $18,380 during six months ended August 31, 2024.

Cash Flows used by Operating Activities

For the six-month period ended August 31, 2025, net cash flows provided by operating activities were $199 comprised of net income of $5,349, depreciation expense of $350, decrease in prepaid expenses of $6,500 and decrease in deferred revenue of $12,000. For the six-month period ended August 31, 2024 net cash net cash flows used in operating activities were $18,322 comprised of net loss of $18,380 and depreciation expense of $58.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2025, net cash flows from financing activities was $-0- compared to $18,322 for the six-month period ended August 31, 2024 received from loan the related party.

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

GOING CONCERN

The independent registered public accounting firm auditors’ report accompanying our February 28, 2025 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended August 31, 2025.

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

MINERVA GOLD INC.

Dated: September 22, 2025	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

16 | page