Form 10-Q
period 2025-11-30
Minerva Gold Inc.
filed 2026-01-20
CIK 1854816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 20, 2026
Common Stock, $0.001	6,570,000

2 | Page

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	NOVEMBER 30, 2025 (UNAUDITED)	FEBRUARY 28, 2025 (AUDITED)

ASSETS
Current Assets
Cash & cash equivalents	$759	$17,180
Prepaid expenses	-	6,500
Total current assets	759	23,680
Other non-current assets	2,800	3,325
Total non-current assets	2,800	3,325
TOTAL ASSETS	$3,559	$27,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$2,500	$12,000
Loans from related parties	55,780	55,780
Total current liabilities	58,280	67,780
Total Liabilities	58,280	67,780

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(91,121)	(77,175)
Total Stockholders’ equity (deficit)	(54,721)	(40,775)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,559	$27,005

The accompanying notes are an integral part of these financial statements

3 | Page

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2025	THREE MONTHS ENDED NOVEMBER 30, 2024	NINE MONTHS ENDED NOVEMBER 30, 2025	NINE MONTHS ENDED NOVEMBER 30, 2024
Revenue	$-	$-	$24,000	$-
OPERATING EXPENSES
General and administrative expenses	19,295	4,668	37,945	23,048
Total Operation expenses	19,295	4,668	37,945	23,048
Income (Loss) before provision for income taxes	(19,295)	(4,668)	(13,945)	(23,048)

Provision for income taxes	-		-	-

Net income (loss)	$(19,295)	(4,668)	$(13,945)	$(23,048)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

4 | Page

MINERVA GOLD INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED NOVEMBER 30, 2024 AND NOVEMBER 30, 2025

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)
Net loss	-	-	-	(13,398)	(13,398)
Balances as of May 31, 2024	6,570,000	$6,570	$29,830	$(83,450)	$(47,050)
Net loss	-	-	-	(4,982)	(4,982)
Balances as of August 31, 2024	6,570,000	$6,570	$29,830	$(88,432)	$(52,032)
Net loss	-	-	-	(4,668)	(4,668)
Balances as of November 30, 2024	6,570,000	$6,570	$29,830	$(93,100)	$(56,700)

Balances as of February 28, 2025	6,570,000	$6,570	$29,830	$(77,175)	$(40,775)
Net loss	-	-	-	(2,275)	(2,275)
Balances as of May 31, 2025	6,570,000	$6,570	$29,830	$(79,450)	$(43,050)
Net income	-	-	-	7,624	7,624
Balances as of August 31, 2025	6,570,000	$6,570	$29,830	$(71,826)	$(35,426)
Net loss	-	-	-	(19,295)	(19,295)
Balances as of November 30, 2025	6,570,000	$6,570	$29,830	$(91,122)	$(54,721)

The accompanying notes are an integral part of these financial statements.

5 | Page

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED NOVEMBER 30, 2025	NINE MONTHS ENDED NOVEMBER 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,945)	$(23,048)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	525	58
Changes in operating assets and liabilities:
Decrease in Prepaid expense	6,500
Changes in Accounts payable	-	4,520
Deferred Revenue	(9,500)	-
Net cash provided by (used in) Operating activities	(16,420)	(18,470)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(3,500)
Net cash used in investing activities	-	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	-	22,070
Net cash provided by Financing activities	-	22,070
Increase (decrease) in cash and equivalents	(16,420)	100
Cash and equivalents at beginning of the period	17,180	-
Cash and equivalents at end of the period	$759	$100
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2025

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of November 30, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to November 30, 2025 of $91,121. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2025, the company has $759 in the bank account.

Stock-Based Compensation

As of November 30, 2025, the Company has not issued any stock-based payments to its employees.

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

7 | Page

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single reportable segment. The Company has limited operations and is managed by a sole officer, who serves as both Chief Executive Officer and Chief Financial Officer and is also the Chief Operating Decision Maker (“CODM”). As such, all decisions regarding resource allocation and performance evaluation are made on a consolidated basis. Therefore, the Company has concluded that it has one operating and reportable segment, and no additional segment disclosures are required at this time.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2025.

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

8 | Page

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

During the year ended Feb 28, 2025, Company purchased website for $3,500. The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years. Company charged $525 as depreciation expense for the nine-month period ended November 30, 2025.

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

As of November 30, 2025, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

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

9 | Page

Since February 24, 2021 (Inception) through November 30, 2025, the Company’s sole officer and director loaned the Company $55,780 to pay for incorporation costs and general and administrative expenses. As of November 30, 2025, the amount outstanding was $55,780. The loan is non-interest bearing, due upon demand and unsecured.

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

As of the date of this Quarterly Report, the Company does not have any material commitments other that discussed in the Mineral Property Option Agreement. As of November 30, 2025, the Company is not aware of any contingent liabilities, legal disputes, and other obligations that could impact the company's financial position and that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from November 30, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

For the nine month period ending November 30, 2025, the company realized $24,000 in revenue from its design services.

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

As of November 30, 2025, our total assets were $3,559 compared to $27,005 in total assets at February 28, 2025. As of November 30, 2025, our total liabilities were $58,280 compared to $67,780 in total liabilities at February 28, 2025.

Stockholders’ equity was negative $54,721 as of November 30, 2025 compared to negative $40,775 as of February 28, 2025.

11 | Page

Three months ended November 30, 2025 compared to three months ended November 30, 2024

During three months ended November 30, 2025, we incurred expenses of $19,295 compared to $4,668 during three months ended November 30, 2024. Our net loss for the three months ended November 30, 2025 was $19,295 compared to net loss of $4,668 during three months ended November 30, 2024.

Nine months ended November 30, 2025 compared to nine months ended November 30, 2024

Revenue

During nine months ended November 30, 2025, the Company had $24,000 in revenue compared to $0 during nine months ended November 30, 2024.

During nine months ended November 30, 2025, we incurred expenses of $37,945 compared to $23,048 during nine months ended November 30, 2024. Our net loss for the nine months ended November 30, 2025 was $13,945 compared to net loss of $23,048 during nine months ended November 30, 2024.

Cash Flows used by Operating Activities

For the nine-month period ended November 30, 2025, net cash flows used operating activities were $16,420 comprised of net loss of $13,945, depreciation expense of $525, decrease in prepaid expenses of $6,500 and decrease in deferred revenue of $9,500. For the nine-month period ended November 30, 2024 net cash net cash flows used in operating activities were $18,470 comprised of net loss of $23,048, increase in accounts payable of $4,520 and depreciation expense of $58.

Cash Flows from Investing Activities

Cash flows used in investing activities during nine-month period ended November 30, 2024 were $3,500 compared to $-0- during the nine-month period ended November 30, 2025.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2025, net cash flows from financing activities was $-0- compared to $22,070 for the nine-month period ended November 30, 2024 received from loan the related party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2025.

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

MINERVA GOLD INC.

Dated: January 20, 2026	By:	/s/ Aftandil Aibekov
Aftandil Aibekov, President and Chief Executive Officer and Chief Financial Officer

16 | Page