Form 10-K
period 2026-02-28
Minerva Gold Inc.
filed 2026-05-11
CIK 1854816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2026

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

Room 1503, Building 3, Xinshijihaoyuan,

Jiankang West Road, Qingjiangpu District,

Huaian City, Jiangsu Province, China

(Address of principal executive offices and zip code)

+86 152614212229

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

As of May 8, 2026, the registrant had 6,570,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 8, 2026.

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

Background

Our company was incorporated on February 24, 2021, in the State of Nevada. Since inception, Minerva Gold Inc. has been primarily focused on mineral property exploration. As part of its strategic growth initiative, the Company has expanded its operations to include design services, further diversifying its offerings. In addition to its core exploration activities, the Company now provides innovative, tailored design solutions across various industries. This expansion reflects the company’s long-term vision of strengthening its competitive position and adapting to the evolving needs of its diverse client base. By integrating design services into its portfolio, the Company aims to deliver comprehensive, creative solutions—from conceptualization to execution—ensuring high-quality outcomes and enhanced client satisfaction.

Recent Events

Change in Control. Effective April 10, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Zhang Chengcheng acquired 5,000,000 shares of the Company’s common stock (the “Control Shares”) from Aftandil Aibekov. The Control Shares represent approximately 76.10% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Zhang for the Control Shares was $264,600 in cash at the closing.

In conjunction with the Change-in-Control Agreement, on April 10, 2026, Aftandil Aibekov resigned as President, Chief Executive Officer, Treasurer, Secretary and a Director of the Company, Meltem Alieva resigned as a Director of the Company and Zhang Chengcheng was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

Letter of Intent. On April 10, 2026, the Company entered into a Letter of Intent (the “Letter of Intent”) to acquire Taizhou Sentian Sanitary Ware Co., Ltd. (“Taizhou Sentian”), a company owned by the Company’s Sole Officer and Director, Zhang Chengcheng. The Letter of Intent contemplates that the Company would issue a combination of common stock and a new series of preferred stock (the rights and preferences of which are to be determined) in the acquisition. The definitive agreement is expected to be completed by approximately May 31, 2026, following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

Taizhou Sentian was founded in 2008 and is based in Taizhou, Zhejiang Province, China (Yangtze River Delta), within a few miles of Taizhou Luqiao Airport and high-speed rail access and port access. Taizhou Sentian manufactures sanitary ware / bathroom fixtures, including shower panels, simple shower enclosures, garden/outdoor showers, faucets and shower columns. Taizhou Sentian conducts its operations in approximately 12,000 sq. meters of leased building space and employs approximately 100 staff. Taizhou Sentian website is located at cnsentian.com.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third-party service providers. Our primary third-party service providers utilize two (2) factor authorization as well as login and password protections with email verifications.

The Company’s Board of Directors has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2026.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

Market Information

As of May 8, 2026, the 6,570,000 issued and outstanding shares of common stock were held by a total of 52 shareholders of record.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

The Company was incorporated under the laws of the State of Nevada on February 24, 2021. Until April 2026, the Company’s primary focus has been on mineral property exploration.

Effective April 10, 2026, there occurred a change in control of the Company. On such date, Zhang Chengcheng acquired 5,000,000 shares of the Company’s common stock from the former control person, and was appointed the Sole Officer and Director of the Company.

Also effective April 10, 2026, the Company entered into the Letter of Intent to acquire Taizhou Sentian Sanitary Ware Co., Ltd. (Taizhou Sentian), a company owned by the Company’s Sole Officer and Director, Zhang Chengcheng. The Letter of Intent contemplates that the Company would issue a combination of common stock and a new series of preferred stock (the rights and preferences of which are to be determined) in the acquisition. The definitive agreement is expected to be completed by approximately May 31, 2026, following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

Taizhou Sentian was founded in 2008 and is based in Taizhou, Zhejiang Province, China (Yangtze River Delta), within a few miles of Taizhou Luqiao Airport and high-speed rail access and port access. Taizhou Sentian manufactures sanitary ware / bathroom fixtures, including shower panels, simple shower enclosures, garden/outdoor showers, faucets and shower columns. Taizhou Sentian conducts its operations in approximately 12,000 sq. meters of leased building space and employs approximately 100 staff. Taizhou Sentian website is located at cnsentian.com.

It is the intention of the Board of Directors to change the Company’s plan of business, upon the successful completion of the Taizhou Sentian acquisition, of which there is no assurance.

The discussion below relates to the Company’s operating results and financial position prior to the April 2026 change in control. It is expected that future operating results of the Company will be significantly different than its historical operating results.

Results of Operations

As of February 28, 2026, we had deficit of $86,564. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended February 28, 2026 compared to year ended February 28, 2025.

Revenue. During the year ended February 28, 2026, the Company had $33,500 in revenue compared to $26,000 during the year ended February 28, 2025.

Operating Expenses. During the year ended February 28, 2026, we incurred total expenses and professional fees of $42,889 compared to $33,123 during the year ended February 28, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net loss. Our net loss for the year ended February 28, 2026 was $9,389 compared to $7,123 for the year ended February 28, 2025.

Liquidity and Capital Resources

As at February 28, 2026 our total assets were $10,116 compared to $27,005 in total assets at February 28, 2025. As at February 28, 2026, our current liabilities were $60,280 compared to $67,780 as of February 28, 2025.

Stockholders’ deficit was $50,164 as of February 28, 2026 compared to stockholders’ equity of $40,775 as of February 28, 2025.

Cash Flows from Operating Activities. For the year ended February 28, 2026, net cash flows used in operating activities was $10,103 consisting of net loss of $9,389, decrease in prepaid expenses of $6,086, deferred revenue of $7,500 and depreciation expense of $700. For the year ended February 28, 2025, net cash flows used in operating activities was $1,390 consisting of net loss of $7,123, increase in prepaid expenses of $6,500, deferred revenue of $12,000 and depreciation expense of $233.

Cash Flows from Investing Activities. For the year ended February 28, 2026, net cash used in investing activities was $0 compared to $3,500 during the year ended February 28, 2025.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the year ended February 28, 2026 were $0 compared to $22,070, consisting entirely of loan from shareholder for the year ended February 28, 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Minerva Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Minerva Gold, Inc. (“the Company”) as of February 28, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026, and 2025 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has accumulated losses from inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
May 8, 2026

MINERVA GOLD INC.

BALANCE SHEETS

(AUDITED)

	FEBRUARY 28, 2026	FEBRUARY 28, 2025

ASSETS
Current Assets
Cash & cash equivalents	$7,077	$17,180
Prepaid expenses	414	6,500
Total current assets	7,491	23,680
Other non-current assets	2,625	3,325
Total non-current assets	2,625	3,325
TOTAL ASSETS	$10,116	$27,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$4,500	$12,000
Loans from related parties	55,780	55,780
Total current liabilities	60,280	67,780
Total Liabilities	60,280	67,780

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(86,564)	(77,175)
Total Stockholders’ equity (deficit)	(50,164)	(40,775)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,116	$27,005

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	YEAR ENDED FEBRUARY 28, 2026	YEAR ENDED FEBRUARY 28, 2025
Revenue	$33,500	$26,000
OPERATING EXPENSES
General and administrative expenses	42,889	33,123
Total Operation expenses	42,889	33,123
Income (Loss) before provision for income taxes	(9,389)	(7,123)

Provision for income taxes	-	-

Net income (loss)	$(9,389)	$(7,123)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

(AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 29, 2024	6,570,000	$6,570	$29,830	$(70,052)	$(33,652)
Net loss	-	-	-	(7,123)	(7,123)
Balances as of February 28, 2025	6,570,000	$6,570	$29,830	$(77,175)	$(40,775)
Net loss	-	-	-	(9,389)	(9,389)
Balances as of February 28, 2026	6,570,000	$6,570	$29,830	$(86,564)	$(50,164)

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	YEAR ENDED FEBRUARY 28, 2026	YEAR ENDED FEBRUARY 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,389)	$(7,123)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	700	233
Changes in operating assets and liabilities:
Prepaid expense	6,086	(6,500)
Deferred Revenue	(7,500)	12,000
Net cash used by Operating activities	(10,103)	(1,390)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(3,500)
Net cash used in investing activities	-	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	-	22,070
Net cash provided by Financing activities	-	22,070
Increase (decrease) in cash and equivalents	(10,103)	17,180
Cash and equivalents at beginning of the period	17,180	-
Cash and equivalents at end of the period	$7,077	$17,180
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED FEBRUARY 28, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

MINERVA GOLD INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 24, 2021, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's fiscal year-end is February 28. Minerva Gold Inc. (the "Company") is a junior mineral exploration company engaged in the identification, acquisition, and exploration of precious metals in Kazakhstan. As part of its strategic growth initiatives, the Company has expanded its business operations to include a new segment focused on design services. This addition aligns with the Company’s long-term vision to diversify its offerings and better position itself to meet the evolving needs of potential clients.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of February 28, 2026, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to February 28, 2026, of $86,564. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2026, the company has $7,077 in the bank account.

Stock-Based Compensation

As of February 28, 2026, the Company has not issued any stock-based payments to its employees.

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

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the Year Ended February 28, 2026	For the Year Ended February 28, 2025
General and administrative expenses	$42,889	$33,123

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to assure that the Company is able to continue its operations. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2026.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid by jurisdiction. The Company adopted this standard effective March 2, 2025, on a prospective basis. Adoption did not have a material impact on the Company’s financial position or results of operations.

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

During the year ended February 28, 2025, Company purchased website for $3,500. The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years. Company charged $700 as depreciation expense for the year ended February 28, 2026.

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

Revenue Concentration

During the year ended February 28, 2026, all of the Company’s revenue was derived from two customers.

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

As of February 28, 2026, the Company had 6,570,000 shares issued and outstanding for total proceeds of $36,400.

There were no common stock transactions in the two years ending February 28, 2025, and February 28, 2026.

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

Since February 24, 2021 (Inception) through February 28, 2026, the Company’s sole officer and director loaned the Company $55,780 to pay for incorporation costs and general and administrative expenses. As of February 28, 2026, the amount outstanding was $55,780. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of the date of this Annual Report, the Company does not have any material commitments and is not aware of any contingent liabilities, legal disputes, or other obligations that could impact the Company's financial position and that should be reflected in the financial statements.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended February 28, 2026, and February 28, 2025, the company’s effective tax rate is as follows:

	2026	2025
Tax benefit at U.S. statutory rate	$(18,178)	$(16,207)
Change in valuation allowance	18,178	16,207
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2026 and February 28, 2025 is as follows:

	2026	2025
Deferred tax assets:
Net operating loss	18,178	16,207
Valuation allowance	(18,178)	(16,207)
	$-	$-

As of February 28, 2026, the Company has approximately $86,564 of net operating loss ("NOL") carryforwards available to offset future taxable income, if any. These NOLs begin to expire in fiscal year 2046. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. This assessment is based on projections of future taxable income, the scheduled reversal of temporary differences, and potential tax planning strategies. Based on this analysis, management has determined that it is more likely than not that the deferred tax assets will not be realized, and therefore a full valuation allowance has been recorded against the deferred tax assets for all periods presented. The valuation allowance increased by $1,496 during the year ended February 28, 2026, primarily due to the increase in net operating loss carryforwards generated during the period.

NOTE 8 - SUBSEQUENT EVENTS

Except as set forth below, the Company has evaluated subsequent events from February 28, 2026, to the date the financial statements were issued and has determined that there are no items to disclose.

Change in Control

Effective April 10, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Zhang Chengcheng acquired 5,000,000 shares of the Company’s common stock (the “Control Shares”) from Aftandil Aibekov. The Control Shares represent approximately 76.10% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Zhang for the Control Shares was $264,600 in cash at the closing.

In conjunction with the Change-in-Control Agreement, on April 10, 2026, Aftandil Aibekov resigned as President, Chief Executive Officer, Treasurer, Secretary and a Director of the Company, Meltem Alieva resigned as a Director of the Company and Zhang Chengcheng was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

Letter of Intent

On April 10, 2026, the Company entered into a Letter of Intent (the “Letter of Intent”) to acquire Taizhou Sentian Sanitary Ware Co., Ltd. (“Taizhou Sentian”), a company owned by the Company’s Sole Officer and Director, Zhang Chengcheng. The Letter of Intent contemplates that the Company would issue a combination of common stock and a new series of preferred stock (the rights and preferences of which are to be determined) in the acquisition. The definitive agreement is expected to be completed by approximately May 31, 2026, following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

Taizhou Sentian was founded in 2008 and is based in Taizhou, Zhejiang Province, China (Yangtze River Delta), within a few miles of Taizhou Luqiao Airport and high-speed rail access and port access. Taizhou Sentian manufactures sanitary ware / bathroom fixtures, including shower panels, simple shower enclosures, garden/outdoor showers, faucets and shower columns. Taizhou Sentian conducts its operations in approximately 12,000 sq. meters of leased building space and employs approximately 100 staff. Taizhou Sentian website is located at cnsentian.com.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This conclusion was based on the identification of material weaknesses in our internal control over financial reporting. Specifically, the Company lacks a sufficient system of overall internal controls over financial reporting. These material weaknesses include the absence of effective policies and procedures to provide adequate, independent oversight over financial reporting, deficiencies in the timely preparation and review of accounting records, and a lack of segregation of duties. These control deficiencies represent material weaknesses because they create a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year February 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our Sole Executive Officer and Director are set forth in the table below.

Name	Age	Position
Zhang Chengcheng	36	Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Certain information regarding the background of Mr. Zhang is set forth below.

Zhang Chengcheng has served as CEO of Taizhou Sentian Sanitary Ware Co., Ltd., a Taizhou, China-based manufacturer of sanitary ware / bathroom fixtures, since 2023. From 2014 t0 2016, Mr. Zhang served as Quality Control Inspector for Cougar Shoes, Jiangsu (China) Office. From 2016 to 2023, he served on behalf of Dongguan Hanghua Footwear Co., Ltd. as Head of Brand Development for Partner-Company Jia Kuang Trading Co., Ltd., Huaian, China. Mr. Zhang earned a Bachelor’s Degree in Electrical Engineering from the University of Duisburg-Essen, Duisburg, Germany.

During the past ten years, Mr. Zhang has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which they were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Wang’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment

5.	has not been reversed, suspended or vacated.
6.

Were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

7.	Were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in suc
8.	civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
9.

Were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our shareholders or until their respective successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignations.

Director Independence

Our Board of Directors is currently composed of one member, Zhang Chengcheng. Mr. Zhang does not qualify as independent. Our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended February 28, 2026 and 2025:

Summary Compensation Table

Name and Principal Position	Year Ended 2/28	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Zhang Chengcheng(1) President, CEO, CFO, Secretary and Director	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Aftandil Aibekov Former President, CEO, CFO and Director	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Zhang did not become an officer of the Company until April 10, 2026.

There is no current employment agreement between the Company and its sole officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Change in Control Arrangements

As of February 28, 2026, and as of the date of this Annual Report, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Annual Report, the shareholdings of (1) each person owning beneficially 5% or more of the Company’s outstanding common stock; (2) each executive officer of the Company, and (3) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his securities. Information relating to beneficial ownership of securities by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Except as disclosed herein, we do not have any outstanding options or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Minerva Gold Inc., Room 1503, Building 3, Xinshijihaoyuan, Jiankang West Road, Qingjiangpu District, Huaian City, Jiangsu Province, China.

Name of Beneficial Owner	Title of Class	Beneficial Ownership	Percent of Class(1)
Zhang Chengcheng(2)	Common Stock	5,000,000	76.10%
All Officers and Directors as a Group (1 person)	Common Stock	5,000,000	76.10%

(1) Based on 6,570,000 shares outstanding, as of the date of this Annual Report.

(2) Sole Officer and Director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans by Director

During the period from February 24, 2021 (inception), to February 28, 2026, our then-sole officer, Aftandil Aibekov, loaned $55,780 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Change in Control

Effective April 10, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Zhang Chengcheng acquired 5,000,000 shares of the Company’s common stock (the “Control Shares”) from Aftandil Aibekov. The Control Shares represent approximately 76.10% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Zhang for the Control Shares was $264,600 in cash at the closing.

In conjunction with the Change-in-Control Agreement, on April 10, 2026, Aftandil Aibekov resigned as President, Chief Executive Officer, Treasurer, Secretary and a Director of the Company, Meltem Alieva resigned as a Director of the Company and Zhang Chengcheng was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

Letter of Intent

On April 10, 2026, the Company entered into a Letter of Intent (the “Letter of Intent”) to acquire Taizhou Sentian Sanitary Ware Co., Ltd. (“Taizhou Sentian”), a company owned by the Company’s Sole Officer and Director, Zhang Chengcheng. The Letter of Intent contemplates that the Company would issue a combination of common stock and a new series of preferred stock (the rights and preferences of which are to be determined) in the acquisition. The definitive agreement is expected to be completed by approximately May 31, 2026, following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

Taizhou Sentian was founded in 2008 and is based in Taizhou, Zhejiang Province, China (Yangtze River Delta), within a few miles of Taizhou Luqiao Airport and high-speed rail access and port access. Taizhou Sentian manufactures sanitary ware / bathroom fixtures, including shower panels, simple shower enclosures, garden/outdoor showers, faucets and shower columns. Taizhou Sentian conducts its operations in approximately 12,000 sq. meters of leased building space and employs approximately 100 staff. Taizhou Sentian website is located at cnsentian.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended February 28, 2026, and February 28, 2025, amounted to $22,000 and $18,827, respectively.

	Year Ended
	FEBRUARY 28, 2026	FEBRUARY 28, 2025
Audit Fees	$22,000	$18,287
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$22,000	$18,287

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

PART IV

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

MINERVA GOLD INC.

Dated: May 8, 2026	By:	/s/ Zhang Chengcheng
Zhang Chengcheng Chief Executive Officer and Chief Financial Officer

