Form 10-Q
period 2026-05-31
Minerva Gold Inc.
filed 2026-09-14
CIK 1854816

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

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

Huaian City, Jiangsu Province, China

+86 15261421229

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

As of September 11, 2026, there were 6,570,000 shares of the registrant’s common stock outstanding.

MINERVA GOLD INC.

PART I. FINANCIAL INFORMATION

MINERVA GOLD INC. BALANCE SHEETS
	MAY 31, 2026 (UNAUDITED)	FEBRUARY 28, 2026 (AUDITED)

ASSETS
Current Assets
Cash & cash equivalents	$-	$7,077
Prepaid expenses	-	414
Total current assets	-	7,491
Other non-current assets	2,450	2,625
Total non-current assets	2,450	2,625
TOTAL ASSETS	$2,450	$10,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$-	$4,500
Loans from related parties	54,835	55,780
Total current liabilities	54,835	60,280
Total Liabilities	54,835	60,280

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,570,000 shares issued and outstanding	6,570	6,570
Additional Paid-In-Capital	29,830	29,830
Accumulated Deficit	(88,785)	(86,564)
Total Stockholders’ equity (deficit)	(52,385)	(50,164)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,450	$10,116

The accompanying notes are an integral part of these financial statements

MINERVA GOLD INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2026	THREE MONTHS ENDED MAY 31, 2025
Revenue	$9,000	$12,000
OPERATING EXPENSES
General and administrative expenses	11,221	14,275
Total Operation expenses	11,221	14,275
Income (Loss) before provision for income taxes	(2,221)	(2,275)

Provision for income taxes	-	-

Net income (loss)	$(2,221)	$(2,275)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,570,000	6,570,000

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2026 AND 2025

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of February 28, 2025	6,570,000	$6,570	$29,830	$(77,175)	$(40,775)
Net loss	-	-	-	(2,275)	(2,275)
Balances as of May 31, 2025	6,570,000	$6,570	$29,830	$(79,450)	$(43,050)

Balances as of February 28, 2026	6,570,000	$6,570	$29,830	$(86,564)	$(50,164)
Net loss	-	-	-	(2,221)	(2,221)
Balances as of May 31, 2026	6,570,000	$6,570	$29,830	$(88,785)	$(52,385)

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2026	THREE MONTHS ENDED MAY 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,221)	$(2,275)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	175	175
Changes in operating assets and liabilities:
Decrease in Prepaid expense	414	6,500
Changes in Accounts payable	-	-
Deferred Revenue	(4,500)	(12,000)
Net cash used by Operating activities	(6,132)	(7,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	(945)	-
Net cash provided by Financing activities	(945)	-
Increase (decrease) in cash and equivalents	(7,077)	(7,600
Cash and equivalents at beginning of the period	7,077	17,180
Cash and equivalents at end of the period	$-	$9,580
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MINERVA GOLD INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS ENDED MAY 31, 2026

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2026, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 24, 2021) to May 31, 2026, of $88,785. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2026, the company has $16 in the bank account.

Stock-Based Compensation

As of May 31, 2026, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2026.

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

During the year ended February 28, 2025, the Company purchased its website for $3,500. The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years. Company charged $175 as depreciation expense for the three-month period ended May 31, 2026.

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

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of May 31, 2026 and 2025, the Company had 6,570,000 shares issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 24, 2021 (Inception), through May 31, 2026, the Company’s former Sole Officer and Director, Aftandil Aibekov, loaned the Company $55,780 to pay for incorporation costs and general and administrative expenses. As of May 31, 2026, the amount outstanding was $54,835 due to a $945 repayment in April 2026. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

As of May 31, 2026, the Company does not have any material commitments other that discussed in the Mineral Property Option Agreement. As of May 31, 2026, the Company is not aware of any contingent liabilities, legal disputes, and other obligations that could impact the company's financial position and that should be reflected in the financial statements.

NOTE 7 – CHANGE IN CONTROL

Effective April 10, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Zhang Chengcheng acquired 5,000,000 shares of the Company’s common stock (the “Control Shares”) from Aftandil Aibekov, the Company’s former sole officer and director. The Control Shares represent approximately 76.10% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Zhang for the Control Shares was $264,600 in cash at the closing.

In conjunction with the Change-in-Control Agreement, on April 10, 2026, Mr. Aibekov resigned as President, Chief Executive Officer, Treasurer, Secretary and a Director of the Company, Meltem Alieva resigned as a Director of the Company and Zhang Chengcheng was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

NOTE 8 – LETTER OF INTENT

On April 10, 2026, the Company entered into a Letter of Intent (the “Letter of Intent”) to acquire Taizhou Sentian Sanitary Ware Co., Ltd. (“Taizhou Sentian”), a company owned by the Company’s Sole Officer and Director, Zhang Chengcheng. The Letter of Intent contemplates that the Company would issue a combination of common stock and a new series of preferred stock (the rights and preferences of which are to be determined) in the acquisition. The definitive agreement is expected to be completed by approximately August 31, 2026, following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

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

NOTE 9 – SUBSEQUENT EVENT

Except as set forth below, the Company has evaluated subsequent events from May 31, 2026, to the date the financial statements were issued and has determined that there are no items to disclose.

Change in Independent Auditor

Former Independent Registered Public Accounting Firm. On July 7, 2026, Fruci & Associates II, PLLC (“Fruci”), was dismissed as the independent registered public accounting firm of Minerva Gold Inc. a Nevada corporation (the “Company”), effective immediately. The Company has authorized Fruci to respond fully to the inquiries of Boladale Lawal & Co., the successor auditors.

Fruci served as the Company’s independent registered public accounting firm for the fiscal years ended February 28, 2026 and 2025.

During the Company’s most recent fiscal year ended February 28, 2026, and the subsequent interim period through July 7, 2026: (i) there were no disagreements between the Company and Fruci on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fruci, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements; and (ii) there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided Fruci with the disclosures under this Item 4.01(a) and has requested and received from Fruci a copy of the letter addressed to the Securities and Exchange Commission stating that Fruci agrees with the above statements. A copy of the letter from Fruci is attached as Exhibit 16.1 to this Current Report on Form 8-K.

New Independent Registered Public Accounting Firm. On July 7, 2026, the Company appointed Boladale Lawal & Co. (“Lawal & Co.”) as the Company’s new independent registered public accounting firm, effective immediately. During the Company’s two most recent fiscal years ended February 28, 2026 and 2025, and the subsequent interim period through July 7, 2026, neither the Company nor anyone acting on behalf of the Company had consulted Lawal & Co. regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Lawal & Co. provide a written report or oral advice to the Company that Lawal & Co. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Background

Minerva Gold Inc. was incorporated on February 24, 2021, in the State of Nevada. We are currently primarily focused on mineral property exploration. As part of our strategic growth initiative, we have expanded our operations to include design services, further diversifying our offerings. In addition to our core exploration activities, we now provide innovative, tailored design solutions across various industries. This expansion reflects our company’s long-term vision of strengthening its competitive position and adapting to the evolving needs of its diverse client base. By integrating design services into our portfolio, we aim to deliver comprehensive, creative solutions—from conceptualization to execution—ensuring high-quality outcomes and enhanced client satisfaction.

Recent Events

Change in Control. Effective April 10, 2025, there occurred a change in control of our Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Zhang Chengcheng acquired 5,000,000 shares of our common stock (the “Control Shares”) from Aftandil Aibekov, the Company’s former Sole Officer and Director. The Control Shares represent approximately 76.10% of the outstanding shares of our common stock and constitute voting control of our company. The total consideration paid by Mr. Zhang for the Control Shares was $264,600 in cash at the closing.

In conjunction with the Change-in-Control Agreement, on April 10, 2026, Mr. Aibekov resigned as President, Chief Executive Officer, Treasurer, Secretary and a Director of the Company, Meltem Alieva resigned as a Director of the Company and Zhang Chengcheng was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

Letter of Intent. On April 10, 2026, we entered into a Letter of Intent (the “Letter of Intent”) to acquire Taizhou Sentian Sanitary Ware Co., Ltd. (“Taizhou Sentian”), a company owned by our Sole Officer and Director, Zhang Chengcheng. The Letter of Intent contemplates that we would issue a combination of common stock and a new series of preferred stock (the rights and preferences of which are to be determined) in the acquisition. The definitive agreement is expected to be completed by approximately August 31, 2026, following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

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

As of May 31, 2026, our total assets were $2,450 compared to $10,116 in total assets at February 28, 2026. As of May 31, 2026, our total liabilities were $54,835 compared to $60,280 in total liabilities at February 28, 2026.

Stockholders’ equity was negative $52,385 as of May 31, 2026, compared to negative $50,164 as of February 28, 2026.

Three months ended May 31, 2026 compared to three months ended May 31, 2025. During three months ended May 31, 2026, the Company had $9,000 in revenue compared to $12,000 during three months ended May 31, 2025.

During three months ended May 31, 2026, we incurred expenses of $11,221 compared to $14,275 during three months ended May 31, 2025. Our net loss for the three months ended May 31, 2026, was $2,221 compared to $2,275 during three months ended May 31, 2025.

Liquidity and Capital Resources

As of May 31, 2026, we had cash of $NIL compared to $7,077 as of February 28, 2026. We had negative working capital and a stockholders’ deficit at both dates. We have historically funded our operations through the issuance of convertible promissory notes, with note holders paying expenses directly to vendors on our behalf. We do not currently have any committed sources of additional funding, and we cannot guarantee that we will be able to obtain any such funding in the future on acceptable terms or at all.

We will continue to require additional funding to support our operations, satisfy our existing obligations and maintain our reporting status, including the payment of professional fees, transfer-agent fees and SEC filing-related expenses. There can be no assurance that we will be able to obtain additional funding on terms acceptable to us or at all. The condition of our business raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Cash Flows used by Operating Activities. For the three-month period ended May 31, 2026, net cash flows used in operating activities were $6,132, comprised of net loss of $2,221, depreciation expense of $175, decrease in prepaid expenses of nil and decrease in deferred revenue of $9,000. For the three-month period ended May 31, 2025, net cash flows used in operating activities were $7,600 comprised of net loss of $2,275, depreciation expense of $175, decrease in prepaid expenses of $6,500 and decrease in deferred revenue of $12,000.

Cash Flows from Financing Activities. For the three-month period ended May 31, 2026, net cash flows from financing activities was $(945) compared to $0 for the three-month period ended May 31, 2025, received from loan the related party.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our February 28, 2026, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

MINERVA GOLD INC.

Date: September 14, 2026	By:	/s/ Zhang Chengcheng
Zhang Chengcheng
Chief Executive Officer
and Chief Financial Officer

